Form 10-Q/A
period 1994-09-30
DESOTO INC
filed 1995-02-21
CIK 28345

PAGE 1


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1994 or

      / / Transition report pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

      For the transition period from ____________ to ____________


Commission file number               1-1915


                          DeSoto,Inc.
       (Exact name of registrant as specified in its charter)


              Delaware                            36-1899490
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)



16750 South Vincennes Road, South Holland, Illinois  60473
           (Address of principal executive offices)


                         708 - 331 - 8800
         (Registrant's telephone number, including area code)



The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
days.    Yes  X             No




At October 31, 1994 the registrant had 4,656,707 shares of common stock outstanding.







                                                              PAGE 2


                      DeSOTO, INC. AND SUBSIDIARIES


                                INDEX


                                                            Page No.
PART I.  FINANCIAL INFORMATION

         Consolidated Condensed Statements of Operations
           for the Three Months and Nine Months ended
           September 30, 1994 and September 30, 1993          3

         Consolidated Condensed Balance Sheets as of
           September 30, 1994 and December 31, 1993           4

         Consolidated Condensed Statements of Cash Flows
           for the Nine Months Ended September 30,
           1994 and September 30, 1993                        5

         Notes to Consolidated Condensed Financial
           Statements                                         6-7

         Management's Analysis of Financial Statements        8-10

PART II. OTHER INFORMATION

           Item 1.  Legal proceedings                         11
           Item 6.  Exhibits and Reports on Form 8-K          11


SIGNATURES                                                    12












DeSOTO, INC. AND SUBSIDIARIES                     PAGE 3

PART I.   FINANCIAL INFORMATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                           1994     1993        1994     1993

                                           (in thousands except per share amounts)

NET REVENUES........................... $ 21,394  $ 28,019  $ 67,320  $ 74,102
COSTS AND EXPENSES:
   Cost of sales.......................   20,851    26,164    65,161    68,723
   Selling, administrative and general.    2,845     4,307     8,944    14,873
   Retirement security program.........   (1,183)   (1,185)   (3,566)   (3,572)
                                        --------  --------  --------  --------
TOTAL OPERATING COSTS AND EXPENSES.....   22,513    29,286    70,539    80,024
                                        --------  --------  --------  --------
EARNINGS (LOSS) FROM OPERATIONS........   (1,119)   (1,267)   (3,219)   (5,922)

OTHER CHARGES AND CREDITS:
   Interest expense....................      128       158       436       502
   Nonoperating expense (income).......        -      (134)   (1,303)   (6,121)
                                        --------  --------  --------  --------

Earnings (Loss) before Income Taxes....   (1,247)   (1,291)   (2,352)     (303)
Provision (Benefit) for Income Taxes...     (465)     (485)     (877)     (120)
                                        --------  --------  --------  --------

NET EARNINGS (LOSS)....................     (782)     (806)   (1,475)     (183)

Dividends on Preferred Stock...........      (81)      (75)     (236)     (225)
                                        --------  --------  --------  --------
Net Earnings (Loss) Available
  for Common Shares.................... $   (863) $   (881) $ (1,711) $   (408)
                                        ========  ========  ========  ========

NET EARNINGS (LOSS) PER COMMON SHARE... $  (0.19) $  (0.18) $  (0.37) $  (0.08)
                                        ========  ========  ========  ========
Average Common Shares Outstanding......    4,657     4,821     4,656     4,862
                                        ========  ========  ========  ========
See accompanying notes to consolidated condensed financial statements.





                                                   PAGE 4


DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          September 30,  December 31,
                                                             1994           1993
                                                          (Unaudited)
                                                           (in thousands of dollars)
ASSETS
  Current Assets:
    Cash...............................................     $     43      $     45
    Restricted cash....................................          133           183
    Restricted short-term investments..................          246           374
    Trade accounts and notes receivable - Net..........       12,831        11,442
    Inventories
      Finished goods..................................         4,412         4,861
      Raw materials and work-in-process...............         3,813         5,585
                                                            --------      --------
                                                               8,225        10,446
    Prepaid expenses and other current assets..........        4,819        12,153
                                                            --------      --------
    Total Current Assets...............................       26,297        34,643

  Restricted Investments...............................        4,927         4,963
  Property, Plant and Equipment .......................       27,671        33,897
    Less Accumulated Depreciation .....................       14,948        18,307
                                                              12,723        15,590
  Prepaid Pension......................................       35,968        32,218
  Other Non-Current Assets.............................        4,071         4,543
                                                            --------      --------
                                                            $ 83,986      $ 91,957
                                                            ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable...................................     $ 18,882      $ 19,001
    Current portion of long-term debt..................        5,000         2,700
    Reserves and liabilities related to
      discontinued operations and
      restructuring programs..........................         2,482         4,788
    Other..............................................        7,365         8,571
                                                            --------      --------
    Total Current Liabilities..........................       33,729        35,060

  Long-Term Debt, less current portion.................            -         5,000
  Other Long-Term Liabilities..........................        8,364         8,589
  Deferred Income Taxes................................       14,053        13,922
  Long-Term Deferred Gain..............................        2,931         3,193
  Redeemable Preferred Stock...........................        3,437         3,052
  Stockholders' Equity.................................       21,472        23,141
                                                            --------      --------
                                                            $ 83,986      $ 91,957
                                                            ========      ========

See accompanying notes to consolidated condensed financial statements.











                                                         PAGE 5

DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                        1994           1993
                                                                     (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)..........................................         $(1,475)       $  (183)
Non-cash items:
   Depreciation and amortization............................            2,285          3,955
   Deferred income taxes....................................            1,013          1,076
   Pension income...........................................           (3,750)        (3,750)
   Amortization of deferred gain ...........................             (262)          (402)
   Net gain on disposal of property, plant and equipment....                -         (4,933)
   Other non-cash items.....................................              120              -
                                                                      -------        -------
       Net non-cash items....................................            (594)        (4,054)
Changes in assets and liabilities resulting from
   operating activities:
       Net (increase) decrease in other current assets......            6,630           (170)
       Net (increase) decrease in inventories...............            2,221         (4,257)
       Net (increase) decrease in other non-current assets..              442            859
       Net increase (decrease) in other liabilities.........           (2,458)        (2,148)
       Net (increase) decrease in trade accounts
           and notes receivable.............................           (1,389)         3,800
       Net increase (decrease) in accounts payable..........             (119)         1,580
       Other................................................                1             18
                                                                      -------        -------
Net cash flows from operating activities.....................           3,259         (4,555)
                                                                      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment...............             (631)          (648)
   Proceeds form sale of property, plant and equipment......                -          5,503
   Net cash received from waste site escrow.................                -            917
                                                                      -------        -------
Net cash flows from investing activities.....................            (631)         5,772
                                                                      -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options................................               70              -
   Payment of long-term debt................................           (2,700)             -
   Additions to long-term debt..............................                -          1,500
   Payment of mortgage loan.................................                -         (2,122)
                                                                      -------        -------
Net cash flows from financing activities.....................          (2,630)          (622)
                                                                      -------        -------
Net increase (decrease) in cash and cash equivalents.........              (2)           595
Cash and cash equivalents at beginning of year...............              45            247
                                                                      -------        -------
Cash and cash equivalents at end of period...................         $    43        $   842
                                                                      =======        =======

See accompanying notes to consolidated condensed financial statements.

DeSOTO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods indicated.

The results of operations for the three months and nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

A. ACCOUNTING POLICIES

   The reader is directed to the Company's 1993 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission for details of the accounting policies followed by the Company.

B. INCOME TAXES

   The provision (benefit) for income taxes is computed at the current estimated effective income tax rate for the year.

C. INVENTORY VALUATION

   Inventory at September 30, 1994 is valued at the last-in, first-out
   (LIFO) method of inventory accounting.  If the first-in, first-out
   (FIFO) method of inventory accounting had been used for all of the Company's inventories, inventories would have been $1,880,000 and $1,742,000 higher than reported at September 30, 1994 and December 31, 1993, respectively.

D. LONG-TERM DEBT

   On March 29, 1994, The Company amended its credit facility. The termination date of the facility is now January 1, 1995. Effective with the March 1994 amendment, the Company was required to pay $2,700,000 of the outstanding debt upon the receipt of its income tax refund for fiscal 1993 or July 15, 1994, whichever was earlier. The income tax refund was received on July 8, 1994 and the required payment of $2,700,00 was made on July 11, 1994. The interest rate on the revolver was amended to be Harris Prime Rate plus 2%. The Company is required to meet certain balance sheet and operating result ratios. At September 30, 1994, the Company was not in compliance with the required current ratio. The Company was also not in compliance with the required minimum operating income. The Company has requested a waiver of noncompliance from the bank. On September 26, 1994 the CIT Group (CIT) and DeSoto signed a commitment letter which, subject to certain preconditions which have not yet been completed, provided for both parties to enter into a $14 million, three year revolving credit facility.

E. NONOPERATING INCOME

   Nonoperating income during the first two quarters of 1994 resulted from settlements related to insurance and legal issues, as well as the settlement of an arbitration related to a portion of the business sold by the Company in 1990 and to royalty income related to technology sold by the Company in 1990. Nonoperating income in the first two quarters of 1993 resulted primarily from the sale of a portion of the real estate at the Company's former headquarters in Des Plaines, Illinois as well as the settlement of an arbitration related to pension obligations of a business sold by the Company in 1987 and a favorable insurance settlement. There was no nonoperating income in the third quarter of 1994 and the nonoperating income in the third quarter of 1993 was immaterial.

MANAGEMENT'S ANALYSIS OF FINANCIAL STATEMENTS

Results of Operations for the Three Months Ended September 30, 1994

Net revenues for the three month period ended September 30, 1994 declined $6.6 million dollars or 23.6% versus the three month period ended September 30, 1993.

This decline can be primarily attributed to the decline in sales to certain customers. The largest decline related to lower sales to Lever Brothers. This decline of approximately $2.7 million versus the 1993 third quarter can be attributed to Lever's transfer of autodish gel business to one of Lever's own facilities and transfer of certain other products to another Company. Sales of these products represented $312,000 of DeSoto's third quarter 1994 sales and $3.5 million of the Company's 1994 year to date sales. Net revenues for the third quarter of 1993 included $1.0 million in sales related to the Jean Sorelle business which was sold in December of 1993.

Sales to Sears increased approximately 17% versus the same period in 1993. The 1994 third quarter included the favorable impact from promotional activity at Sears during the quarter. This increase was offset by lower sales to other customers, resulting from the continued pricing pressures in the marketplace and the negative impact on the private label industry of continued promotional activity on the part of the national brands.

In addition to the reasons discussed above, product and customer mix also contributed to the lower net revenues and gross profit for the 1994 third quarter.

Selling, administrative and general expenses were lower than the same period in 1993. Certain expenses incurred during the third quarter of 1993 have been eliminated or reduced during 1994. The reduction in expenses from the 1993 third quarter consists primarily of the reduction in or elimination of the following costs: expenses related to Jean Sorelle, expenses related to the two production facilities (Columbus, Georgia and Stone Mountain, Georgia) shut down during 1994, expenses related to the Company's former headquarters, legal fees, costs associated with the New York Office and outside professional fees. The Company continues to focus on cost control and production efficiency.


Results of Operations for the Nine Months Ended September 30, 1994

Net revenues for the nine months ended September 30, 1994 were down approximately $6.8 million versus the same period in 1993. This decrease relates almost entirely to the results of the three month period ended September 30, 1994.

The fluctuation in sales to various customers versus 1993 as well as product mix impacted the nine month sales and gross profit results for the 1994 nine month period. While sales to the Company's largest customers, Sears and K-Mart, were up for the 1994 nine month period, gross profit contribution related to both customers declined due to promotional activity and pricing pressures. The nine month period in 1994 was also negatively impacted by the loss of Lever business at Stone Mountain effective June 1994, the lower level of Lever business during the first six months of 1994 due to the phaseout period at Stone Mountain and lower volumes than 1993, the phaseout and ultimate transfer, effective September 1994 of certain other Lever business.

Selling, administrative and general expenses for the nine month period were significantly lower than the comparable 1993 period due to the reasons provided in the discussion of the third quarter results.

The nonoperating income during the 1994 nine month period resulted from settlements related to insurance and legal issues, as well as the settlement of an arbitration related to a portion of the business sold by the Company in 1990. Nonoperating income during the 1993 nine month period resulted primarily from the sale of a portion of the real estate at the Company's former headquarters in Des Plaines, Illinois as well as the settlement of an arbitration related to pension obligations of a business sold by the Company in 1987 and a favorable insurance settlement.

As announced previously, the Company closed its Columbus, Georgia plant March 31, 1994 and its Stone Mountain, Georgia plant on June 15, 1994. Operating results for Columbus are included in the first three months of 1994 and the entire nine month period for 1993. Operating results for the Stone Mountain facility are included in the first six months of 1994 and the entire nine month period in 1993.


Liquidity and Capital Resources

The Accounts Receivable balance has increased over December 31, 1993 due to the impact of payment terms and customer mix represented in the sales of August and September 1994 versus the mix represented in the sales of November and December 1993.

The implementation of a product rationalization program initiated during the first quarter of 1994 resulted in a lower inventory level versus December of 1993. The lower sales level in the third quarter also contributed to the lower inventory.

Prepaid expenses and other current assets at September 30, 1994 declined from the December 1993 level as a result of the receipt of $6.9 million in refundable income taxes during the 1994 third quarter. The proceeds from the refund were utilized to pay down bank debt as required and to pay down trade payables and other liabilities.

The reduction in net property plant and equipment resulted from current year depreciation and the net write-off of assets related to the two production facilities in Georgia which were shut down during 1994.

On March 29, 1994, the Company amended its credit facility. The termination date of the facility is now January 1, 1995. Effective with the March 1994 amendment, the Company was required to pay down $2.7 million upon receipt of an income tax refund. This payment was made July 11, 1994. The interest rate on the revolver was amended to be Harris Prime Rate plus 2%. The Company is required to meet certain balance sheet and operating result ratios. At September 30, 1994, the Company was not in compliance with the required current ratio. The Company was also not in compliance with the required minimum operating income. The Company has requested a waiver of noncompliance from the bank. At July 15, 1994, per the requirements of the credit facility, as amended March 29, 1994, the amount which may be outstanding in the form of loans was reduced to $5 million. At September 30, 1994 the Company had $5.0 million outstanding in the form of loans and $505,000 outstanding in the form of letters of credit. These represent the maximum amounts which may be outstanding under the amended agreement.

The Company continues to believe it has adequate sources of liquidity and expects to continue to have adequate sources of liquidity to fund operations and capital expenditure requirements in 1994. These sources include current borrowing and proceeds from the sale of assets, including the potential for the sale/leaseback of the Company's South Holland
facility.    On September 26, 1994 the CIT Group (CIT) and DeSoto signed a commitment letter which, subject to certain preconditions which have not yet been completed, provided for both parties to enter into a $14 million, three year revolving credit facility.

During the third quarter and early fourth quarter, the Company received price increases from several suppliers of packaging materials and chemicals. Supplier operating capacity and the high demand of export markets have been the major reasons for increases in packaging components particularly as relates to corrugated and resins. The Company intends to partially offset these increases by initiating price increases to several of its customers during the fourth quarter. The Company also expects operating improvements and cost reduction programs to contribute to the offset of the packaging and chemical increases.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        During the third quarter, the Company was served with a Summons and Complaint styled Lundman Development Corporation v. DeSoto, Inc. 94-CV-1007, pending in the United States District Court for the Eastern District of Wisconsin. The Complaint alleges, inter alia, that DeSoto violated the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. with respect to property the Company once owned in Fredonia, Wisconsin. The Company has denied the allegations in the Complaint and continues to investigate if it is liable, or the extent of its liability, regarding the matter alleged in the Complaint.

        During the third quarter, the Company was served with an Amended Complaint styled West County Landfill v. Raychem International et al, 93-CV-3170, pending in the United States District Court for the Northern District of California. The Amended Complaint alleges, inter alia, that DeSoto violated the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq. with respect to the West County Landfill in California. The Company has denied the allegations in the Amended Complaint and continues to investigate if it is liable, or the extent of its liability, regarding the matter alleged in the Amended Complaint.

        During the third quarter, the Company also received demand letters with respect to a number of environmental sites relating to former operations of the Company. The Company continues to investigate these demands.


Item 6. Exhibits and Reports on Form 8-K

        a) The exhibits to this report are listed in the Index to Exhibits on page 13 hereof.

        b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DeSOTO, INC.
                              (Registrant)





                              /s/ Anne E. Eisele
                              ----------------------------
                              Anne E. Eisele
                              Senior Vice President - Finance
                              (Principal Financial Officer)





                              /s/ John R. Phillips
                              ----------------------------
                              John R. Phillips
                              President and
                              Chief Executive Officer



      November 14, 1994
- ---------------------------------
             Date

                      DeSOTO, INC. AND SUBSIDIARIES


                             INDEX TO EXHIBITS





      11 - Computation of Fully Diluted Earnings Per Share

      27 - Financial Data Schedule

                                                               Exhibit 11

                           DeSOTO, INC. AND SUBSIDIARIES

                   COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                      (in thousands except per share amounts)

                                  Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                    1994       1993      1994      1993

Net Earnings (Loss)               $   (782) $  (806)   $(1,475)  $  (183)
Preferred Dividends                    (81)     (75)      (236)     (225)
                                  --------  --------   -------   --------

Net Earnings (Loss)
  Applicable to Common Stock      $   (863) $  (881)   $(1,711)  $  (408)
                                  ========  ========   =======   ========

Net Earnings (Loss)
  Per Common Share:               $  (0.19) $ (0.18)   $ (0.37)  $ (0.08)
                                  ========  ========   =======   ========

Average Common Shares
  Outstanding (A)                    4,657    4,821      4,656     4,862
                                  ========  ========   =======   ========

Net Fully Diluted Earnings (Loss)
  Per Common Share (B)            $  (0.19) $ (0.18)   $ (0.37)  $ (0.08)
                                  ========  ========   =======   ========

Average Common Shares Outstanding    4,657    4,821      4,656     4,862
Additional Shares Outstanding
  After Application of the
    Treasury Stock Method                -      109          1        68
                                  --------  --------   -------   --------

Total (B)                            4,657    4,930      4,657     4,930
                                  ========  ========   =======   ========

(A) Outstanding common stock options and common stock warrants have been omitted because the effect reduces the net loss per share.
(B) Reflecting the dilutive effect of outstanding common stock options and common stock warrants under the treasury stock method.