Form 10-K/A
period 1994-12-31
DESOTO INC
filed 1995-05-01
CIK 28345

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         FORM 10-K/A - AMENDMENT N0. 1

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994 or

[    ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from ___________________ to ___________________

Commission file number 1-1915

                                               DeSoto, Inc.
            (Exact name of registrant as specified in its charter)

          Delaware                              36-1899490
(State of incorporation)                 (I.R.S. Employer Identification No.)

16750 South Vincennes Road, South Holland, Illinois               60473
                    (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:          708/331-8800

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
     Title of each class                           on which registered

   Common Stock, par value $1 per share           New York Stock Exchange

   Preferred Share Purchase Rights                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
days.                                                Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

At February 15, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $20,040,000.

At February 15, 1995, the registrant had 4,671,707 shares of common stock outstanding.

                      Documents Incorporated by Reference

Portions of the following documents of the registrant are incorporated herein by reference:

           Document                                    Part of Form 10-K


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

                              BOARD OF DIRECTORS

Set forth below is certain information, as of February 15, 1995, about each director of the Company. Unless otherwise provided, each nominee or director has served in the capacity indicated (or in comparable administrative or executive positions with the same corporation) for the past five years.


              Terms Expiring at the 1995 Annual Meeting (Class I)

ANDERS U. SCHROEDER                                  Director since 1990
Vice Chairman of the Company from 1991 to present;
Chief Executive Officer of Asgard Ltd. (real estate
investments and corporate investments) since 1990;   Age: 44
Vice Chairman of Jacob Holm & Sons A-S (a holding and management company engaged in manufacturing and investing in real estate entities) from 1986 to 1990; Executive Vice President of Sutton Holding
Corp.(a corporation formed for the purpose of acquiring the Company) since 1989; partner in law firm of O Bondo Svane from 1982 to 1992 and associated with the law firm of Sullivan & Worcester from 1986 to 1990.

Director:                Sutton Holding Corp.

                                _______________

DAVID M. TOBEY                                       Director since 1990
Managing Director of Parkway M&A Capital
Corporation (a company engaged in investments)
since 1988.                                          Age:  56

Director: Sutton Holding Corp.; and Competitive Technologies, Inc.

                                _______________


             Terms Expiring at the 1996 Annual Meeting (Class II)

ANNE E. EISELE                                       Director since 1994
Senior Vice President, Chief Financial Officer
and Secretary of the Company since November 1992;
served the Company in various executive or           Age:  39
administrative positions since March 1984.

                                _______________





JOHN R. PHILLIPS                                     Director since 1994
President and Chief Executive Officer of the Company
since December 1993; Vice President of A. E. Staley
Manufacturing Co. (a manufacturer of food ingredients) Age:  50 from 1991 to 1993; Senior Vice President of Bunge
Corporation (a manufacturer of food ingredients) from 1980 to 1991.

                                _______________

PAUL E. PRICE                                        Director since 1988
Retired Senior Vice President of The Quaker Oats
Company(manufacturer of grocery products and pet
foods)                                               Age:  60

Director: Xytronyx, Inc.; and Eljer Industries, Inc.

                                _______________

             Terms Expiring at the 1997 Annual Meeting (Class III)

DANIEL T. CARROLL                                    Director since 1991
Chairman of the Board and President of the Carroll
Group, Inc. (a management consulting firm).          Age:  68

Director: Aon Corporation; Comshare, Inc.;
          Diebold, Inc.; Wolverine World Wide, Inc.;
          Michigan National Corp.; A. M. Castle & Co.;
          American Woodmark Corporation; UDC Homes, Inc.;
          Oshkosh Truck Corp.; and Woodhead Industries, Inc.

                                _______________

WILLIAM P. LYONS                                     Director since 1991
Chairman of JVL Corp., (a manufacturer of generic
and over-the-counter pharmaceutical products) since
1992; President and Chief Executive Office of        Age:  53
William P. Lyons and Co., Inc.(an investment firm) since 1975; Chairman and Chief Executive Officer of
Duro Test Corp. (a manufacturer of specialty lighting products) from 1988 to 1991.

Director: Holmes Protection Group, Inc.; Lydall, Inc.; and
          Video Lottery Technologies, Inc.

                                _______________

WILLIAM SPIER                                        Director since 1990
Chairman of the Company from 1991 to present; Chief
Executive Officer of the Company from 1991 to January
1994.  President and Chairman of Sutton Holding      Age:  60
Corp. (a corporation formed for the purpose of acquiring the Company) from 1989 to present, and a private investor from 1982 to present.

Director: Geotek Industries; Holmes Protection Group, Inc.; and
          Video Lottery Technologies, Inc.

                                _______________




Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file by specific dates with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. The Company is required to report in this proxy statement any failure to file by the relevant due date any of these reports based solely on the Company's review of copies of such reports furnished to it and written representations received by the Company that the filing of a Form 5 was not required. Based upon this review, the Company is not aware of any person, except as indicated below, who at any time during 1994, was a director, officer or a beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to the Exchange Act that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 1993. John R. Phillips, President and Chief Executive Officer of the Company was required to file a Form 3 within ten days of becoming an officer of the Company reporting the grant of 15,000 shares to Mr. Phillips by the Company. This form was filed late. Mr. Phillips also filed Form 4 reporting the purchase of 4,000 shares in April 1994 after the due date for filing such Form.


Item 11.  Executive Compensation

               COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth certain information for the years ended December 31, 1992, 1993, and 1994 concerning the compensation of each of the executive officers of the Company who served as executive officers as of December 31, 1994. The table also sets forth the compensation paid to one other executive officer who left the Company during 1994 and who otherwise would have been included in the table.

Summary Compensation Table

                                   Annual Compensation (a)     Long Term Compensation Awards
                                             Other                              Stock
Name and                                     Annual             Stock Grants    Options        All Other
Principal Position         Year     Salary  Compensation      (Value) (Shares)  (Shares)       Compensation
William Spier (b)          1994    $      -   $     -        $     -       -     10,000         $        -
Chairman of the Board      1993     123,750         -              -       -     10,000                  -
                           1992     165,000         -              -       -          -                  -

John R. Phillips (c)       1994     275,301         -        174,375  30,000     70,000              2,235
President and              1993           -         -              -       -          -                  -
Chief Executive Officer

N. Ron Bowen (d)           1994     100,000         -              -       -     20,000              1,490
Executive Vice President

Anne E. Eisele (e)         1994     130,000         -              -       -          -              1,937
Senior Vice President and  1993     115,000         -              -       -          -                  -
Chief Financial Officer    1992      95,837         -              -       -     20,000                  -

James L. Jackson (f)       1994      55,000         -              -       -          -            185,000
Senior Vice President and  1993     165,000         -              -       -          -                  -
Chief Operating Officer    1992     110,840         -              -       -     30,000                  -


(a) Includes participants' before tax deposits to the DeSoto Stock Ownership Plus Plan.
(b)  Mr. Spier also served as Chief Executive Officer in 1992 and 1993.




(c) Mr. Phillips first became an employee of the Company as of December 13, 1993. Mr. Phillips' contract provided for the grant on January 3, 1994 of an award of 30,000 shares of restricted stock pursuant to the DeSoto, Inc. 1992 Stock Plan (the "1992 Plan") of which 15,000 vested on grant and the remaining 15,000 shares vested on December 13, 1994. The value of Mr. Phillips' 30,000 shares as presented in the table is based upon the stock price on the dates the shares vested. The value Mr. Phillips' 30,000 shares of stock at December 31, 1994 was $97,500. The Company is precluded from paying dividends on any class of its stock. The amount under "All Other Compensation" represents contributions by the Company to Mr. Phillips' account in the DeSoto Stock Ownership Plus Plan.
(d) Mr. Bowen first became an employee of the Company as of May 2, 1994. The amount under "All Other Compensation" represents contributions by the Company to Mr. Bowen's account in the DeSoto Stock Ownership Plus Plan. Mr. Bowen has been granted 10,000 shares of common stock under the 1992 Stock Plan to be awarded in 5,000 share installments on each May 2 from 1995 through 1996.
(e) During 1992 Ms. Eisele was Chief Accounting Officer and Secretary. As of November 12, 1992, Ms. Eisele became Vice President - Finance, Chief Financial Officer and Secretary; Ms. Eisele was named Senior Vice President in October 1993. The amount under "All Other Compensation" represents contributions by the Company to Ms. Eisele's account in the DeSoto Stock Ownership Plus Plan. Ms. Eisele has been granted 10,000 shares of common stock under the 1992 Stock Plan to be awarded in 2,500 share installments on each May 2 from 1995 through 1998.
(f) During 1992, Mr. Jackson was Executive Vice President of the Company and, as of November 12, 1992, was part of the Office of the President. Mr. Jackson became President and Chief Operating Officer in April, 1993. Effective January, 1994 Mr. Jackson was Senior Vice President and Chief Operating Officer. As of April 27, 1994, Mr.
     Jackson became a consultant to the Company. The amount under all other compensation represents salary continuation and the use of a Company car accrued as of December 31, 1994 for payment in 1995 to Mr. Jackson. The amount under "All Other Compensation" includes $150,000 of consulting fees and expenses paid to Mr. Jackson in 1994 and $35,000 of consulting fees accrued as of December 31, 1994 for payment in 1995 to Mr. Jackson. See "Employment Contracts".

      Shown below is information with respect to stock options granted during the year ended December 31, 1994 under the Company's 1993 Stock Plan, which provides, among other things, for the grant of options to purchase shares of Common Stock.

Option Grants, Exercises and Year-End Values - 1993 Option Grants

                                Percentage                               Potential Realized
                                of Total                               Value at Assumed Rates
                 Options        Options                                    of Stock Price
                 Granted        Granted       Exercise                 Appreciation for Option
               (in Common      to Employees   Price       Expiration        Term ($)(b)
                 Shares)(a)     in 1994       Per Share      Date             5%       10%
William Spier (c)    10,000       8.7%        $6 7/8     April 20, 2004  $  43,237 $109,580
John R. Phillips (d) 70,000      60.9          7         March 31, 2004    308,160  780,990
N. Ron Bowen (e)     20,000      17.4          6 5/8        May 2, 2004     83,329  211,200
Anne E. Eisele            -         -              -            -              -          -
James L. Jackson          -         -              -            -              -          -


(a) Stock appreciation rights may not be granted under the Company's 1992 Stock Plan.
(b) Under the rules and regulations of the SEC, the potential realizable value of a grant is the product of (i) the difference between (x) the product of the per share market price at the time of grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and (y) the per share exercise price of the option and (ii) the number of securities underlying the grant at year-end. Assumed annual rates of stock price appreciation of 5% and 10% are specified by the SEC and are not intended to forecast possible future appreciation, if any, of the price of the shares of Common Stock of the Company. (For example, if the price of shares of Common Stock remained at the exercise price of the options, (i.e. a 0% appreciation rate), the potential realized value of the grant would be $0.) The actual performance of such shares may be significantly different from the rates specified by the SEC.
(c) The grant was made as of April 20, 1994 with an exercise price equal to the market price at that time. The options were immediately exercisable.
(d) The grant was made as of March 31, 1994 with an exercise price equal to the market price at that time. 14,000 shares became exercisable on December 13, 1994. 14,000 shares become exercisable on each December 13 from 1995 through 1998.
(e) The grant was made as of May 2, 1994 with an exercise price equal to the market price at that time. 10,000 shares become exercisable on each May 2 in 1995 and 1996.


      The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 1994.

Aggregated 1994 Option Exercises and December 31, 1994 Option Values

                                  Number of Unexercised       Value of Unexercised
               Shares           Options (in Common Shares)  In-the-Money Options at
               Acquired  Value    at December 31, 1994       December 31, 1994 (a)
              Exercised Realized Exercisable Unexercisable   Exercisable Unexercisable
William Spier       -       -      20,000     /        0       $ -       /  $ -
John R. Phillips    -       -      14,000     /   56,000         -       /    -
N. Ron Bowen        -       -           0     /   20,000         -       /    -
Anne E. Eisele      -       -      13,333     /    6,667         -       /    -
James L. Jackson    -       -      30,000     /        0         -       /    -


(a) Calculated by determining the difference between the fair market value of the Common Stock underlying the options on December 31, 1994 (3 1/4, the closing price on the New York Stock Exchange - Composite Transactions) and the exercise price of the options on that date.


                              DEFINED BENEFIT PLAN

      The following table presents the estimated annual benefits payable upon retirement at age 65, after selected periods of continuous service, under the DeSoto Employees' Retirement Plan (the "Retirement Plan") and the Salaried Employees' Pension Preservation Plan (the "Preservation Plan"):

                   Estimated Annual Pension Benefits at Age 65

                           Years of Service in DeSoto Salaried
                              Employee's Retirement Plan
 Average Annual Cash
  Compensation During
  Five Consecutive    10 Years  20 Years  30 Years  35 Years
 Years of Highest Pay  Service   Service   Service   Service

       $100,000      $  16,700  $ 33,300 $  50,000  $ 58,500
        125,000         20,850    41,650    62,500    73,000
        150,000         25,000    50,000    75,000    87,500
        175,000         29,150    58,350    87,500   102,000
        200,000         33,300    66,700   100,000   116,500
        225,000         37,500    75,000   112,500   131,250
        250,000         41,650    83,350   125,000   145,850
        275,000         45,850    91,650   137,500   160,400
        300,000         50,000   100,000   150,000   175,000
        325,000         54,150   108,350   162,500   189,600

      The compensation covered by the Pension Plan and the Preservation Plan is substantially the same as that reported under the "Salary" and "Bonus" columns of the Summary Compensation Table, limited, however, to $150,000 for 1994 (or such other amount provided by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code")). As of December 31, 1994, the estimated credited years of service of Messrs. Spier, Phillips, and Bowen, Ms. Eisele and Mr. Jackson are approximately 4, 1, 1, 11, and 22, respectively. Benefits are computed on the basis of a straight life annuity and are subject to offset for Social Security benefits (although the calculation of the offset under the Salaried Pension Plan differs from the offset under the Preservation Plan). To the extent an employee's benefit as computed under the Salaried Pension Plan exceeds the limitations provided under the Code or an employee's service exceeds 35 years, the benefit will be provided under the Preservation Plan.

     In a settlement of litigation which became effective in 1992 related, among other things, to the Company's pension plans, employees of the Company who were participants in the pension plans on or after March 1, 1989 and prior to June 10, 1991, in essence, will receive a 3%


increase in their accrued pension benefits as of June 10, 1991 under the plans, and such participants who have completed ten years of service with DeSoto but whose employment terminates or terminated prior to their attaining age 55 will be entitled to receive unreduced deferred vested benefits under the plans beginning at age 63 instead of age 65, but if they commence receiving such benefits prior to age 63, they will continue to receive reduced benefits on the same terms and conditions as previously. (Messrs. Spier, Phillips and Bowen are not eligible for these increased benefits; Ms. Eisele and Mr. Jackson are eligible.)

                        COMPENSATION OF DIRECTORS

      Directors who are not employees of the Company are paid an annual retainer fee of $6,000 and, in addition, receive $800 for each Board or committee meeting attended and for each day such director is deposed for litigation concerning the Company. In addition, in accordance with the terms of the DeSoto, Inc. 1992 Stock Plan, which was approved by stockholders at the 1992 Annual Meeting of Stockholders on May 27, 1992, each non-employee director of the Company receives an initial grant of options to purchase 3,000 shares of Common Stock upon the date the individual becomes a non-employee director (directors serving on May 27, 1992 received the grant 30 days subsequent to stockholder approval) and, thereafter, annual grants of options to purchase 500 shares of Common Stock. Options granted to non-employee directors have an exercise price equal to one hundred percent of the fair market value (as defined in the Plan) of the Common Stock on the date the options are granted, have a term of ten years, and are exercisable at any time after the date of grant.


                          EMPLOYMENT CONTRACTS

     In connection with the employment of John R. Phillips by the Company and as an incentive for Mr. Phillips to join the Company, the Company entered into an employment contract, dated as of December 13, 1993, with Mr.
Phillips employing him as President and Chief Executive Officer and appointing him as a member of the Board of Directors effective as of January 3, 1994. The contract provides for an annual base salary of $250,000, the provision of benefits including life insurance and medical benefit plans and the use of a company car and, after 1994, participation in bonus plans generally on the same terms as other senior officers of the Company, the provision of $12,000 per year as a housing allowance, and reimbursement of business expenses and a club membership. In addition, the contract provided for the grant on January 3, 1994 of an award of 30,000 shares of restricted stock pursuant to the DeSoto, Inc. 1992 Stock Plan (the "1992 Plan"), of
which 15,000 vested on grant and the remaining 15,000 shares rested on December 13, 1994, and the grant pursuant to the 1992 Plan on March 31, 1994 of a non-statutory option to purchase 70,000 shares with an exercise price equal to the "Fair Market Value" on that date (as defined in the 1992 Plan as the last sale price of shares on that date), of which 14,000 shares shall vest on each December 13 from 1994 through 1998. The contract has an initial term of two years and, unless notice not to extend is given by the Company or Mr. Phillips, as of June 13, 1994, shall be automatically extended so that the unexpired term as of any day is always eighteen months. Under the contract, Mr. Phillips has agreed to certain confidentiality and other similar provisions and to restrictions on his ability to compete with the Company.

      In September 1993, the Company entered into an agreement with Anne E. Eisele, Senior Vice President and Chief Financial Officer, which provides for certain payments to be made to her in the event of a change in control of the Company, the amount of which depends on whether she remains in the Company's employ.

      As of April 27, 1994, James L. Jackson, who had been Senior Vice President and Chief Operating Officer, became a consultant to the Company. Under his consulting agreement, Mr. Jackson will receive $185,000 for consulting fees and expenses during the period from May 1994 through April 1995. He will also receive the use of a Company car and medical insurance coverage as available to other officers of the Company through April 1995. Under certain circumstances, the arrangement described above may be continued for a period up to November 1, 1995. Compensation during this period would be $82,500.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

             STOCK OWNERSHIP OF MANAGEMENT AND OTHERS

       The following table sets forth certain information as of February 15, 1995 (except as otherwise indicated) regarding the beneficial ownership of shares of voting stock of the Company held by (i) directors, (ii) each person or entity known to the Company who beneficially owns more than 5% of the outstanding Common Stock or Senior Preferred Stock, (iii) each executive officer named in the Summary Compensation Table appearing in "Compensation of Executive Officers", and (iv) all directors (including nominees) and executive officers as a group. Except as otherwise indicated, each person or entity has sole voting and investment power of the shares listed. For purposes of this table, shares which are not outstanding but which are subject to options or warrants are deemed to be outstanding for purposes of computing the percentage of outstanding shares of the class owned by the holder of the option or warrants but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by other persons.


                                                                                             Combined
                                                                                             Ownership of
                                                              Amount and       Approximate   Common and
                               Amount  and      Approximate   Nature  of       Percent of    Senior Preferred
  Name of Individual            Nature of       Percent of    Beneficial       Outstanding   Stock as
    or  Entity                  Beneficial      Outstanding   Ownership of     Senior        Approximate
    or   Number             Ownership of Common   Common    Senior Preferred   Preferred     Percent of all
    in  Group               Stock (Shares)(1)     Stock      Stock (Shares)    Stock         Voting Stock
Sutton Holding Corp.(2)        1,797,089(3)        30.6%       583,333(4)     100.0%         36.9%(5)
The Gabelli Group(6)            797,200(6)         17.1%             0            0          15.2%
William Spier                   799,840(7)         15.3%       259,259(8)      44.4%         18.2%
Anders U. Schroeder             638,970(9)(10)     12.5%       194,444(11)     33.3%         14.7%
Pioneering Management Corp.(12) 459,400(12)         9.8%             0            0            *
John R. Phillips                 49,000(13)         1.1%             0            0            *
James L. Jackson                 30,998(14)          *               0            0            *
William P. Lyons                 29,000(9)(15)       *               0            0            *
Anne E. Eisele                   14,503(16)          *               0            0            *
Daniel T. Carroll                 7,500(9)           *               0            0            *
David M. Tobey                    7,000(9)(17)       *               0(18)        0(18)        *(19)
Paul E. Price                     4,200(9)(20)       *               0            0            *
N. Ron Bowen                        309(21)          *               0            0            *
All directors and executive officers
  as a group (10 persons)     1,979,599(9)(22)     33.1%       583,333          100%         39.0%(9)(22)

_________________
* Denotes less than 1%

(1)  The   information   under  this   caption   is   based   on
     representations made to the Company by individual directors or nominees and/or filings made with the Securities and Exchange Commission.

(2) Sutton Holding Corp., a New York corporation, is part of a group filing a joint Schedule 13D with respect to ownership of shares of Common Stock that includes Anders U. Schroeder, an affiliate of William Spier, and parties having a business relationship with David Tobey. Sutton is owned Asgard Ltd. (an affiliate of Anders U. Schroeder), Parkway M&A Capital Corporation ("Parkway"), M&A Investment Pte Ltd. ("M&A") (entities having a business relationship with David Tobey). and an individual having no other relationship with the Company. Messrs. Spier, Schroeder and Tobey are directors and officers of Sutton. Sutton's address is 101 East 52nd Street, 11th Floor, New York, New York 10022.

(3) Sutton is the record owner of 100 shares of Common Stock. The stock ownership reported in the table for Sutton also includes the stock ownership of the other parties to the
     Schedule 13D referred to in Note 2 as follows: Coatings Group, Inc. ("Coatings Group") beneficially owns 779,840 shares of Common Stock, of which 246,507 shares are currently outstanding and 533,333 shares are issuable upon warrants beneficially owned by Coatings Group; Anders U. Schroeder and an affiliated entity beneficially own 618,970 shares of Common Stock, of which 218,970 shares are currently outstanding and 400,000 are issuable upon warrants beneficially owned by the affiliate of Mr. Schroeder (options granted to Mr. Schroeder pursuant to the 1992 Stock Plan have not been included in the foregoing or in the ownership for Sutton reported in the table); Parkway beneficially owns 350,811 shares of Common Stock, of which 84,144 are currently outstanding and 266,667 are issuable upon exercise of warrants beneficially owned by Parkway; and M&A beneficially owns 47,368 shares of Common Stock, all of which are currently outstanding. Consequently, Sutton and these related parties currently beneficially own an aggregate of 597,089 currently outstanding shares of Common Stock and 1,200,000 shares of Common Stock issuable upon exercise warrants having an exercise price of $7.00 per share, representing the 1,797,089 shares of Common Stock reported in the table. (Options granted pursuant to the 1992 Plan to affiliates of any of these parties have not been included in these numbers.)

(4) Parties related to Sutton own all of the shares of Senior Preferred Stock reported in the table. Coatings Group owns 259,259 of such shares, an affiliate of Anders U. Schroeder owns 194,444 of such shares, and Parkway owns 129,630 of such shares.

(5) Represents shares of Common Stock and Senior Preferred Stock currently owned by parties referred to in Note 2 and 1,200,000 shares of Common Stock issuable upon exercise of warrants owned by such parties as described in Note 3.


(6) As reported by Mario J. Gabelli and various entities which he directly or indirectly controls and for which he acts as chief investment officer (the "Gabelli Group") its members include the following: Gabelli Funds, Inc. ("GFI"), GAMCO Investors, Inc. ("GAMCO"), Gabelli Securities, Inc. ("GSI"), Gabelli & Company, Inc. ("Gabelli & Company"), Gabelli
     Performance Partnership ("GPP"), GLI, Inc. ("GLI"), The Gabelli Associates Fund ("Gabelli Associates"), Gabelli Associates Limited ("GAL"), The Gabelli & Company, Inc. Profit Sharing Plan; Gabelli
     International Limited ("GIL"), Gabelli International II Limited ("GIL II"), Mario J. Gabelli ("Mr. Gabelli"), Lynch, Safety Railway and
     Western New Mexico. The address of Mario J. Gabelli and the Gabelli Group is c/o J. Hamilton Crawford, Jr., Gabelli Funds, Inc., One
     Corporate Center, Rye, New York 10580-1434. Based on information in Amendment No. 19 to Schedule 13D, dated December 13, 1994, the Gabelli Group owns its shares of Common Stock as follows: Mario J. Gabelli, 7,500 shares; GAMCO, 783,700 shares; GSI, 1,000 shares; and GIL II, 5,000 shares. Each of the above persons or entities has sole voting and dispositive power over its shares, except that GAMCO does not have authority to vote 83,400 reported shares.

(7) Mr. Spier's stock ownership includes 246,507 currently outstanding shares of Common Stock and 533,333 shares of Common Stock issuable upon exercise of warrants owned by Coatings Group, a corporation of which Mr. Spier is President and Chairman of the Board, and options to purchase 20,000 shares of Common Stock which are currently exercisable and were granted pursuant to the 1992 Stock Plan. (The Coatings Group stock ownership also has been included in the stock ownership reported for Sutton. See Note 3.) The listed shares do not include the 100 shares owned by Sutton or 100 shares held by Mr. Spier's father-in-law, as to which Mr. Spier may be deemed the beneficial owner.

(8)  All such shares are owned by Coatings Group.  See Note 3.

(9) Does not include options not yet issued in 1995 under the 1992 Stock Plan, but which under the terms of such Plan will be automatically granted shortly to non-employee directors. Pursuant to the Plan, on June 6, 1995, each of the non-employee directors will receive a grant of options to purchase 500 shares of Common Stock.

(10) Mr. Schroeder's stock ownership includes stock owned by Asgard Ltd. ("Asgard"). Asgard, a corporation affiliated with Mr. Schroeder, owns 218,970 currently outstanding shares of Common Stock, 194,444 shares of Senior Preferred Stock and beneficially owns 400,000 shares of Common Stock issuable upon exercise of warrants. (Asgard's stock ownership has been included in the stock ownership reported for Sutton. See Note 3.) Also includes options to purchase 20,000 shares of Common Stock, which are currently exercisable and were granted pursuant to the 1992 Stock Plan.

(11) All such shares are owned by Asgard Ltd., a corporation affiliated with Mr. Schroeder.

(12) Based on information in Schedule 13G, dated as of January 18, 1995. The address of Pioneering Management Corporation is 60 State Street, Boston, Massachusetts 02114.

(13) Includes options to purchase 14,000 shares of Common Stock which are currently exercisable and were granted pursuant to the 1992 Stock Plan.

(14) Represents shares of Common Stock held in Mr. Jackson's account in the DeSoto Stock Ownership Plus Plan and options to purchase 30,000 shares of Common Stock, which are currently exercisable and were granted pursuant to the 1992 Stock Plan. Also please refer to footnote (f) under "Compensation of Executive Officers."

(15) Includes 25,000 shares of Common Stock owned by the William P. Lyons and Co., Inc. Pension Trust, the only participant and beneficiary of which is Mr. Lyons. Also includes options to purchase 4,000 shares of Common Stock, which are currently exercisable and were granted pursuant to the 1992 Stock Plan.

(16) Includes shares of Common Stock held in Ms. Eisele's account in the DeSoto Stock Ownership Plus Plan and options to purchase 13,333 shares of Common Stock which are currently exercisable and were granted pursuant to the 1992 Stock Plan. Does not include 2,500 shares of common stock to be awarded on May 2, 1995 under the 1992 Stock Plan.

(17) Includes options to purchase 4,000 shares of Common Stock, which are currently exercisable and were granted pursuant to the 1992 Stock Plan. Does not include the stock ownership of Parkway and M&A. See Note 3.



(18) Does not include the 129,630 shares owned by Parkway.

(19) Does not include stock ownership of Parkway and M&A.  See Note 3.

(20) Includes options to purchase 4,000 shares of Common Stock which are currently exercisable and were granted pursuant to the 1992 Stock Plan.

(21) Represents shares of Common Stock held in Mr. Bowen's account in the DeSoto Stock Ownership Plus Plan. Does not include 5,000 shares of common stock to be awarded on May 2, 1995 under the 1992 Stock Plan.

(22) Includes 2,177 shares of Common Stock beneficially held in the DeSoto Stock Ownership Plus Plan for the account of executive officers. Also includes stock ownership of Sutton Holding Corp. to the extent not otherwise included in the beneficial ownership of directors and officers, stock options held by directors and officers if exercisable within 60 days and shares issuable upon exercise of warrants. (Without inclusion of such Sutton Holding Corp. stock ownership, directors and officers, as a group, would own (i) 1,581,320 shares of Common Stock, representing approximately 27.7% of the outstanding shares of Common Stock, (ii) 453,703 shares of Senior Preferred Stock, representing approximately 77.8% of all such shares, and (iii) approximately 32.3% of all voting stock.)

Item 13.  Certain Relationships and Related Transactions

      Inapplicable.

















                               SIGNATURE

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DeSoto, Inc.
                                   (Registrant)

                                   By   Anne E. Eisele*
                                        Anne E. Eisele
                                        Sr. Vice President
May 1, 1995