Form 10-Q
period 1995-03-31
DESOTO INC
filed 1995-05-15
CIK 28345

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1995 or

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




At April 30, 1995 the registrant had 4,671,707 shares of common stock outstanding.

                    DeSOTO, INC. AND SUBSIDIARIES


                                INDEX


                                                            Page
No.
PART I.  FINANCIAL INFORMATION

         Consolidated Condensed Statements of Operations
           for the Three Months ended March 31, 1995 and
           March 31, 1994                                     3

         Consolidated Condensed Balance Sheets as of
           March 31, 1995 and December 31, 1994               4

         Consolidated Condensed Statements of Cash Flows
           for the Three Months Ended March 31, 1995
           and March 31, 1994                                 5

         Notes to Consolidated Condensed Financial
           Statements                                         6-7

         Management's Analysis of Financial Statements        7-9

PART II. OTHER INFORMATION

           Item 1.  Legal Proceedings                          9
           Item 6.  Exhibits and Reports on Form 8-K           9


SIGNATURE                                                     10

DeSOTO, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                              Three Months Ended
                                                    March 31,
                                                1995        1994
                                             (in thousands except
                                               per share amounts)

NET REVENUES.............................    $ 18,927    $ 23,640
COSTS AND EXPENSES:
   Cost of sales.........................      19,443      22,663
   Selling, administrative and general...       2,815       3,010
   Retirement security program...........      (1,682)     (1,189)
                                             --------    --------
TOTAL OPERATING COSTS AND EXPENSES.......      20,576      24,484
                                             --------    --------

LOSS FROM OPERATIONS.....................      (1,649)       (844)

OTHER CHARGES AND CREDITS:
   Interest expense......................         247         134
   Nonoperating expense (income).........        (271)     (1,059)
                                             --------    --------

Earnings (Loss) before Income Taxes......      (1,625)         81
Provision (Benefit) for Income Taxes.....        (603)         30
                                             --------    --------

NET EARNINGS (LOSS)......................      (1,022)         51

Dividends on Preferred Stock.............         (83)        (77)
                                             --------    --------
Net Earnings (Loss) Available for
  Common Shares..........................    $ (1,105)   $    (26)
                                             ========    ========

NET LOSS PER COMMON SHARE................    $  (0.24)   $  (0.01)
                                             --------    --------

Average Common Shares Outstanding........       4,672       4,657
                                             ========    ========
Dividends Declared per Common Share......           -           -
                                             ========    ========



See accompanying notes to consolidated condensed financial statements.


                                                              PAGE 4
DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                               March 31,    December 31,
                                                 1995          1994
                                              (Unaudited)
ASSETS                                        (in thousands of dollars)

  Current Assets:
    Cash......................................  $  1,488     $  1,702
    Restricted cash...........................        58           58
    Restricted short-term investments.........       379          710
    Trade accounts and notes receivable - Net.     9,802       11,848
    Inventories:
      Finished goods..........................     3,988        4,331
      Raw materials and work-in-process.......     3,860        4,182
                                                --------     --------
                                                   7,848        8,513

    Prepaid expenses and other current assets.     3,475        3,510
                                                --------     --------
    Total Current Assets......................    23,050       26,341

  Restricted Investments......................     4,725        4,666
  Property, Plant and Equipment - Net.........     7,662        7,968
  Prepaid Pension.............................    41,140       39,319
  Other Non-Current Assets....................     4,775        4,818
                                                --------     --------
                                                $ 81,352     $ 83,112
                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable..........................  $ 15,159     $ 14,961
    Revolving Credit Agreement................     8,686        8,381
    Reserves and liabilities related to
      restructuring programs..................     1,675        1,884
    Waste site clean-up.......................     2,190        2,522
    Other.....................................     6,191        5,725
                                                --------     --------
      Total Current Liabilities...............    33,901       33,473

  Waste site clean-up - long-term.............     6,695        6,744
  Post Retirement and Post
    Employment Insurance......................     1,235        1,510
  Deferred Income Taxes.......................    12,650       13,392
  Long-Term Deferred Gain.....................     3,076        3,175
  Redeemable Preferred Stock..................     3,704        3,569
  Common Stock and Other Stockholders' Equity.    20,091       21,249
                                                --------     --------
                                                $ 81,352     $ 83,112
                                                ========     ========


See accompanying notes to consolidated condensed financial statements.
                                                                  PAGE 5
DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS     Three Months Ended
(Unaudited)                                             March 31,
                                                    1995        1994
                                                (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).............................  $ (1,022) $    51
Non-cash items:
  Depreciation and amortization.................       441      817
  Pension income................................    (1,821)  (1,250)
  Deferred income taxes.........................      (603)     299
  Amortization of deferred gain.................       (99)     (81)
Other non-cash items..........................           -      120
                                                  --------- --------
    Net non-cash items..........................    (2,082)     (95)

Changes in assets and liabilities resulting
  from operating activities:
    Net (increase) decrease in trade accounts
      and notes receivable......................     2,046   (2,730)
    Net (increase) decrease in inventories......       665    2,660
    Net (increase) decrease in other
      current assets............................       227     (480)
    Net increase (decrease) in accounts payable.       198    1,053
    Net increase (decrease) in other liabilities      (399)    (364)
    Net (increase) decrease in other
      non-current assets........................       (39)       8
    Other.......................................        (5)       -
                                                  --------- --------
Net cash flows from operating activities........      (411)     103
                                                  --------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment....      (108)    (156)
                                                  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions (Payments) under
    Revolving Credit Agreement..................       305        -
  Exercise of stock options.....................         -       70
                                                  --------  --------
Net cash flows from financing activities........       305       70
                                                  --------  --------
Net Increase (Decrease) in Cash and Cash
  Equivalents...................................  $   (214) $    17

Cash and cash equivalents at beginning of period     1,702       45
                                                  --------  -------
Cash and cash equivalents at end of period......  $  1,488  $    62
                                                  ========= ========


See accompanying notes to consolidated condensed financial statements.
                                                       PAGE 6

DeSOTO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods indicated.

The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

A. ACCOUNTING POLICIES

   The reader is directed to the Company's 1994 Annual Report on Form 10-K previously filed with the Securities and Exchange
   Commission for details of the accounting policies followed by the Company.

B. INCOME TAXES

   The provision (benefit) for income taxes is computed at the current estimated effective income tax rate for the year.

C. INVENTORY VALUATION

   Inventory at March 31, 1995 is valued at the last-in, first-out (LIFO) method of inventory accounting. If the first-in, first-out (FIFO) method of inventory accounting had been used for all of the Company's inventories, inventories would have been $1,926,000 and $1,889,000 higher than reported at March 31, 1995 and December 31, 1994, respectively.

D. REVOLVING CREDIT AGREEMENT

   On December 7, 1994, the Company entered into a revolving credit agreement with CIT. The agreement provides for up to $14,000,000 under a revolving credit facility. The funds available for borrowing are based on a formula which includes specified percents of accounts receivable and inventory. The interest rate on the facility is prime plus 1 1/4%. The Company had $505,000 in letters of credit outstanding on March 31, 1995 that were considered borrowing under the facility. The Company had $1.7 million available capacity under the facility at March 31, 1995. Under the terms of the credit facility, the Company cannot declare or pay any dividends on any class of stock.

                                                       PAGE 7

E. NONOPERATING INCOME

   Nonoperating income during the first quarter of 1995 resulted primarily from royalty income related to technology sold by the Company in 1990. Nonoperating income during the first quarter of 1994 resulted from the settlement of an arbitration related to a portion of the business sold by the Company in 1990 and to royalty income related to technology sold by the Company in 1990.

MANAGEMENT'S ANALYSIS OF FINANCIAL STATEMENTS

Liquidity and Capital Resources

The  decrease in restricted short-term investments from  December
31, 1994 reflects the payment of an assessment for one of the waste sites covered by the restricted trust fund.

The Accounts Receivable balance declined from year-end 1994 due to the impact of reduced sales.

The   inventory  level  declined  from  year-end  due  to   lower
requirements stemming from lower sales as well as the continued impact of a product rationalization/inventory control program.

There has been no significant change in the level of liabilities versus the year-end level.

On December 7, 1994, the Company entered into a revolving credit agreement with CIT. The agreement provides for up to $14,000,000 under a revolving credit facility. The funds available for borrowing are based on a formula which includes specified percents of accounts receivable and inventory. The interest rate on the new facility is prime plus 1 1/4%. The Company had $505,000 in letters of credit outstanding on March 31, 1995 that were considered borrowing under the agreement.
The Company had $1.7 million available capacity under the facility at March 31, 1995. Under the terms of the credit facility, the Company cannot declare or pay any dividends on any class of stock.

The Company expects to utilize additional borrowings under the new credit facility described above and settlement proceeds from an environmental insurance carrier to fund its projected 1995 negative operating cash flow. Although the Company believes that its currently available sources of liquidity will be adequate to fund its 1995 cash flow requirements, there can be no assurances that the Company will not experience liquidity problems because of adverse market conditions or other unfavorable events. Additionally, as previously announced, the Company in response to current performance, results of operations, and industry competition, announced it is exploring various strategies and alternatives with respect to leveraging its market strengths and manufacturing capabilities while focusing on preservation and maximization of shareholder value. The Company also previously announced it is evaluating various methods of maximizing the economic benefit of its overfunded pension plan. The results of this process and the impact on the Company, its liquidity and operations cannot be predicted at this time.
                                                       PAGE 8

Results of Operations for the Three Months Ended March 31, 1995

Net revenues for the quarter decreased approximately 20% versus the same period in 1994.

The decline can be attributed primarily to the decrease in sales to three customers. The largest portion of the decline, $2.0 million, related to the loss of certain sales to Lever Brothers. The first quarter of 1994 included sales to Lever Brothers of approximately $2.8 million of auto dish gel, fabric softener sheets, and industrial-size detergents. As previously reported, Lever transferred its auto dish gel business and domestic fabric softener sheet business out of DeSoto during the second and third quarters of 1994.

Sales to both Sears and Kmart were down approximately 25% versus the first quarter of 1994. Timing with respect to customer promotions resulted in higher shipments in December 1994 for the first quarter 1995 promotion in contrast to higher shipping in January 1994 for the first quarter 1994 promotions. Volume, promotional pricing and product mix also contributed to the decrease in sales. There were also increases and decreases of smaller magnitude with respect to other customers.

Pricing pressure in the marketplace continues to negatively impact the Company's ability to retain business, as well as the ability to attract new business.

Lower gross profit resulted from the pricing, product/customer mix, and volume issues discussed above, the continued escalation in the cost of corrugated and plastic packaging and unrecovered fixed costs at certain of the Company's operating plants.

Selling, general and administrative expenses were lower than the first quarter of 1994. The first quarter 1994 expenses reflected the operation of the Columbus, Georgia facility, which closed in March 1994, and the Stone Mountain, Georgia facility, which closed in July 1994. The lower 1995 expense level also reflects the continued efforts at cost containment.

Interest expense was higher for the 1995 first quarter versus the same period last year, due to an approximately $1 million higher level of borrowings coupled with higher interest rate due to the increase in the prime rate.

                                                             PAGE
9


Nonoperating income during the first quarter of 1995 resulted primarily from royalty income related to technology sold by the Company in 1990. Nonoperating income during the first quarter of 1994 resulted from the settlement of an arbitration related to a portion of the business sold by the Company in 1990 and to royalty income related to technology sold by the Company in 1990.



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

            (i)  United States of America v. Akzo et. al.

                                          In   April  1995,   the
            Company was named in a complaint filed in the United States District Court for the Eastern District of Michigan. The complaint, filed on behalf of the U.S. Environmental Protection Agency, alleges, inter alia, that the Company and four other parties are responsible under Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") of 1980, as amended, for costs the EPA incurred at the Metamora Landfill site in Lapeer, Michigan. The complaint also seeks a declaration under Section 113 of CERCLA declaring the Company liable for the future costs of the EPA that may be incurred at this site.

                  The  Company's defense of this action has  been
            assumed by the firm and its principal shareholder from which the Company purchased certain assets of the business, which is alleged by the EPA to be partially responsible for the alleged contamination at this site. They have also agreed to indemnify the Company with respect to the claims asserted in the complaint.

Item 6. Exhibits and Reports on Form 8-K

            a) The exhibits to this report are listed in the Index to Exhibits on page 11 hereof.

            b)                            Reports  on  Form  8-K.
            There were no reports on Form 8-K filed during the three months ended March 31, 1995.
                                                  PAGE 10


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DeSOTO, INC.
                              (Registrant)





                              Anne E. Eisele
                              ----------------------------
                              Anne E. Eisele
                              Senior Vice President
                              (Principal Financial Officer)





                              John R. Phillips
                              ----------------------------
                              John R. Phillips
                              President and
                              Chief Executive Officer



         May 15, 1995
- ---------------------------------
             Date

                                                  PAGE 11





                  DeSOTO, INC. AND SUBSIDIARIES


                        INDEX TO EXHIBITS





      11     - Computation of Fully Diluted Earnings Per Share


      27     - Financial Data Schedule
                                                               PAGE 12

                                                               Exhibit 11

                         DeSOTO, INC. AND SUBSIDIARIES

                COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                    (in thousands except per share amounts)


                                            Three Months Ended
                                                   March 31,
                                              1995      1994
                                            --------   -------

Net Earnings (Loss)                         $(1,022)   $    51
Preferred Dividends                             (83)       (77)
                                            --------   -------
Net Earnings (Loss)
  Applicable to Common Stock                $(1,105)   $   (26)
                                            ========   =======
Net Earnings (Loss)
  Per Common Share                          $ (0.24)   $ (0.01)
                                            ========   =======
Average Common Shares
  Outstanding (A)                             4,672      4,657
                                            ========   =======
Fully Diluted Earnings (Loss)
  Per Common Share (B)                      $ (0.24)   $ (0.01)
                                            ========   =======

Average Common Shares Outstanding             4,672      4,657
Additional Shares Outstanding
  After Application of the
  Treasury Stock Method                           -        127
                                            --------   -------

Total (B)                                     4,672      4,784
                                            ========   =======

(A) Outstanding common stock options and common stock warrants have been omitted because the effect reduces the net loss per share.

(B) Reflecting the dilutive effect of outstanding common stock options and common stock warrants under the treasury stock method.