Form 10-Q/A
period 1994-09-30
DESOTO INC
filed 1995-06-27
CIK 28345

PAGE 1


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          FORM 10-Q/A AMENDMENT NO. 1

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















                                                  PAGE 2


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



         June 26, 1995
- ---------------------------------
             Date