Form 10-Q
period 1995-06-30
DESOTO INC
filed 1995-08-08
CIK 28345

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the quarterly period ended June 30, 1995 or

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




At July 31, 1995 the registrant had 4,679,207 shares of common stock outstanding.

                         DeSOTO, INC. AND SUBSIDIARIES


                                INDEX


                                                            Page No.
PART I.  FINANCIAL INFORMATION

         Consolidated Condensed Statements of Operations
           for the Three Months and Six Months ended
           June 30, 1995 and June 30, 1994                    3

         Consolidated Condensed Balance Sheets as of
           June 30, 1995 and December 31, 1994                4

         Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1995
           and June 30, 1994                                  5

         Notes to Consolidated Condensed Financial
           Statements                                         6-8

         Management's Analysis of Financial Statements        8-11

PART II. OTHER INFORMATION

           Item 1.  Legal Proceedings                         12
           Item 5.  Other Information                         12
           Item 6.  Exhibits and Reports on Form 8-K          19


SIGNATURE                                                     20

DeSOTO, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,           June 30,
                                           1995       1994      1995      1994
                                         (in thousands except per share amounts)

NET REVENUES............................ $16,314    $22,286   $35,241   $45,926
COSTS AND EXPENSES:
   Cost of sales........................  16,372     21,647    35,815    44,310
   Selling, administrative and general..   2,914      3,089     5,729     6,099
   Retirement security program..........  (1,700)    (1,194)    3,382)   (2,383)
                                         -------    -------   -------   -------
TOTAL OPERATING COSTS AND EXPENSES......  17,586     23,542    38,162    48,026
                                         -------    -------   -------   -------

EARNINGS (LOSS) FROM OPERATIONS.........  (1,272)    (1,256)   (2,921)   (2,100)
OTHER CHARGES AND CREDITS:
   Interest expense.....................     212        174       459       308
   Nonoperating expense (income)........  (6,089)      (244)    6,360)   (1,303)
                                         -------    -------   -------   -------

Earnings (Loss) before Income Taxes.....   4,605      1,186)    2,980    (1,105)
Provision (Benefit) for Income Taxes....   1,708       (442)    1,105      (412)
                                         -------    -------   -------   -------

NET EARNINGS (LOSS).....................   2,897       (744)    1,875      (693)

Dividends on Preferred Stock............     (85)       (78)     (168)     (155)
                                         -------    -------   -------   -------

Net Earnings (Loss) Available
 for Common Shares.....................  $ 2,812    $  (822)  $ 1,707   $  (848)
                                         =======    =======   =======   =======

NET EARNINGS (LOSS) PER COMMON SHARE.... $  0.60    $ (0.18)  $  0.37   $ (0.18)
                                         =======    =======   =======   =======

Average Common Shares Outstanding.......   4,677      4,657     4,674     4,655
                                         =======    =======   =======   =======


See accompanying notes to consolidated condensed financial statements.
                                                              PAGE 4
DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                June 30,    December 31,
                                                 1995          1994
                                              (Unaudited)
ASSETS                                        (in thousands of dollars)

  Current Assets:
    Cash......................................  $    528     $  1,702
    Restricted cash...........................        58           58
    Restricted short-term investments.........        60          710
    Accounts and notes receivable - Net.......    12,447       11,848
    Inventories:
      Finished goods..........................     3,525        4,331
      Raw materials and work-in-process.......     4,941        4,182
                                                --------     --------
                                                   8,466        8,513

    Prepaid expenses and other current assets.     3,713        3,510
                                                --------     --------
    Total Current Assets......................    25,272       26,341

  Restricted Investments......................     4,571        4,666
  Property, Plant and Equipment - Net.........     6,850        7,968
  Prepaid Pension.............................    43,065       39,319
  Other Non-Current Assets....................     4,690        4,818
                                                --------     --------
                                                $ 84,448     $ 83,112
                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable..........................  $ 16,530     $ 14,961
    Revolving Credit Agreement................     7,012        8,381
    Reserves and liabilities related to
      restructuring programs..................     1,519        1,884
    Waste site clean-up.......................       922        2,522
    Other.....................................     6,240        5,725
                                                --------     --------
      Total Current Liabilities...............    32,223       33,473

  Waste site clean-up - long-term.............     6,500        6,744
  Post Retirement and Post
    Employment Insurance......................     1,357        1,510
  Deferred Income Taxes.......................    14,660       13,392
  Long-Term Deferred Gain.....................     2,977        3,175
  Redeemable Preferred Stock..................     3,842        3,569
  Common Stock and Other Stockholders' Equity.    22,889       21,249
                                                --------     --------
                                                $ 84,448     $ 83,112
                                                ========     ========


See accompanying notes to consolidated condensed financial statements.
                    PAGE 5

DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                             1995        1994
                                                         (in thousands of
  dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).......................................  $ 1,875    $  (693)
Non-cash items:
  Deferred income taxes...................................    1,107       (411)
  Depreciation and amortization...........................      881      1,588
  Pension income..........................................   (3,746)    (2,500)
  Amortization of deferred gain ..........................     (198)      (172)
  Net gain on disposal of property, plant and equipment...      (17)         -
  Other non-cash items....................................       38        120
                                        -----------         -------
  Net non-cash items......................................   (1,935)    (1,375)
Changes in assets and liabilities resulting from
  operating activities:
    Net increase (decrease) in accounts payable...........    1,569      1,724
    Net (increase) decrease in other current assets.......      608       (304)
    Net (increase) decrease in other non-current assets...      178         97
    Net (increase) decrease in inventories................       47      2,498
    Net increase (decrease) in other liabilities..........   (1,847)      (447)
    Net (increase) decrease in trade accounts
        and notes receivable..............................     (599)    (1,109)
    Other.................................................       (4)         -
                                                            -------    -------

Net cash flows from operating activities..................     (108)       391
                                                            --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds form sale of property, plant and equipment.....      500          -
  Additions to property, plant and equipment..............     (197)      (351)
                                                            --------   -------
Net cash flows from investing activities..................      303       (351)
                                                            --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options...............................        -         70
  Additions (payments) under Revolving Credit Agreement...   (1,369)         -
                                                            --------   -------

Net cash flows from financing activities..................   (1,369)        70
                                                            -------    -------
Net increase (decrease) in cash and cash equivalents......    1,174)       110
Cash and cash equivalents at beginning of year............    1,702         45
                                                            -------    -------

Cash and cash equivalents at end of period................  $   528    $   155
                                                            =======    =======

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

The results of operations for the three months and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

A. ACCOUNTING POLICIES

   The reader is directed to the Company's 1994 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission for details of the accounting policies followed by the Company.

B. INCOME TAXES

   The provision (benefit) for income taxes is computed at the current estimated effective income tax rate for the year.

C. INVENTORY VALUATION

   Inventory  at June 30, 1995 is valued at the last-in,  first-out
   (LIFO) method of inventory accounting. If the first-in, first-out (FIFO) method of inventory accounting had been used for all of the Company's inventories, inventories would have been $1,964,000 and $1,889,000 higher than reported at June 30, 1995 and December 31, 1994, respectively.

D. REVOLVING CREDIT AGREEMENT

   On December 7, 1994, the Company entered into a revolving credit agreement with CIT. The agreement provides for up to $14,000,000 under a revolving credit facility. The funds available for borrowing are based on a formula which includes specified percents of accounts receivable and inventory. The interest rate on the facility is prime plus 1 1/4%. The Company had $135,000 in letters of credit outstanding on June 30, 1995 that were considered borrowing under the facility. The Company had $138,000 available capacity under the facility at June 30, 1995. Under the terms of the credit facility, the Company cannot declare or pay any dividends on any class of stock; dividends on preferred stock presented on the income statement have been accrued but not declared. Proceeds from the transactions discussed in both Footnote G and the Management's Discussion and Analysis were utilized to reduce the CIT debt. The Company's indebtedness on August 3, 1995 was approximately $1.3 million. The availability continues to be based on a collateral formula.

                                                       PAGE 7


   On August 3, 1995, CIT proposed a plan to the Company which would result in the Company's indebtedness to CIT being paid off by September 30, 1995. During the period up to September 30, 1995, CIT proposed that the loan continue to be based upon the currently existing lending formulas with a cap on borrowing of $2,250,000. The interest rate during this period would be increased to prime plus 3 1/4%. The Company has not yet responded to CIT but expects to do so in the near future. For further discussion see the Liquidity and Capital Resources section of Management's Analysis of Financial Statements.

E. NONOPERATING INCOME

   The Company reached settlements in the second quarter with two insurance carriers regarding the cost of cleanup at certain hazardous waste sites. As a result of these settlements, the Company recorded income of approximately $6.0 million during the second quarter. Nonoperating income also included approximately $243,000 in the first quarter from royalty income related to technology sold by the Company in 1990. Nonoperating income during the second quarter of 1994 resulted from settlements related to insurance and legal issues. In addition, the Company recorded nonoperating income during the first quarter of 1994 resulting from the settlement of an arbitration related to a portion of the business sold by the Company in 1990 and to royalty income related to technology sold by the Company in 1990.

F. STOCKHOLDERS' EQUITY

   The components of the change in stockholders' equity during the six months ended June 30, 1995 are as follows:

   Balance, January 1, 1995                       $21,249

   Net earnings                                     1,875
   Accrued dividends - redeemable preferred stock    (168)
   Accretion of redeemable preferred stock to
      liquidation preference                         (106)
   Shares issued under employee stock
      options and other grants                         39
                                                  -------

   Balance, June 30, 1995                         $22,889
                                                  =======
                                                       PAGE 8


G. SUBSEQUENT EVENT

   On July 21, 1995, the Company announced the transfer and assignment of various operations and assets involved in its liquid detergent and fabric softener dryer sheet businesses to two separate buyers. The Company assigned the rights to certain customers with respect to these businesses. The Company also sold other assets which included certain accounts receivable, inventory and machinery and equipment. . Both transactions also provide for the Company to receive royalties and other earn-out opportunities over a three year period in one case and over a four-year period in the other case. The proceeds of these transactions were utilized to reduce the Company's debt owed to CIT. The outstanding balance due to CIT immediately after the transactions was approximately $1.3 million with future indebtness not expected to exceed $2,250,000

   The Company expects to take a charge of approximately $3.8 million in the third quarter relative to costs associated with the closure of operating facilities relative to these transactions. During the third quarter of 1995, the Company expects to write off approximately $3.3 million of goodwill that related to the businesses sold in these transactions.

   For   additional  information,  see  Management's  Analysis   of
   Financial Statements and the Pro Forma Statements contained herein.


MANAGEMENT'S ANALYSIS OF FINANCIAL STATEMENTS

Liquidity and Capital Resources

During July 1995, in connection with the Company's previously disclosed review of strategic alternatives, the Company completed the transfer and assignment to two separate buyers of various operations and assets involved in its liquid detergent and fabric softener dryer sheet businesses. The assets involved include certain customer rights, accounts receivable, inventory and machinery and equipment. Initial proceeds from these transactions were used to reduce the Company's senior secured debt under its revolving credit agreement with CIT. Both transactions also provide for the Company to receive royalties and other earn-out opportunities over a three year period. The Company continues to manufacture powdered laundry detergents at its facilities in Joliet, Illinois and Union City, California.

The Company reached settlements with two insurance carriers regarding the cost of cleanup at certain hazardous waste sites. As a result of these settlements, the Company received proceeds in April and July totaling approximately $6.0 million.
                                                       PAGE 9


   On August 3, 1995, CIT proposed a plan to the Company which would result in the Company's indebtedness to CIT being paid off by September 30, 1995. During the period up to September 30, 1995, CIT proposed that the loan continue to be based upon the currently existing lending formulas with a cap on borrowing of $2,250,000. The interest rate during this period would be increased to prime plus 3 1/4%. The Company has not yet responded to CIT but expects to do so in the near future.

The aforesaid disposition of the liquid detergent and fabric softener sheet businesses is expected to reduce the cash required to fund continuing operations. In addition, the Company continues to take steps to manage its accounts payable as it endeavors to ensure availability of materials to support its operations as well as generate funds to pay vendors. This effort will result in a plan to fund currently existing liabilities related to disposed operations over a period which will extend beyond the originally provided payment terms. However, in light of the proposal by CIT and the uncertainty with respect to future sources of liquidity, there can be no assurance that the Company will have adequate liquidity on a going forward basis subsequent to September 30, 1995 to fund operations. The Company continues to evaluate various methods of maximizing the economic benefit of its over-funded pension plan, and anticipates that the excess would become a component of the payout plan discussed above.

The decrease in restricted short-term investments from December 31, 1994 reflects the payments of assessments for waste sites covered by the restricted trust fund.

Accounts receivable at June 30, 1995 included proceeds from an insurance settlement which offset a reduction in trade accounts receivable when compared to year-end 1994. The reduction in trade accounts receivable is due to the impact of reduced sales.

Property, plant and equipment declined since December 31, 1994 reflecting the sale of equipment no longer used in operations as well as the excess of depreciation over capital expenditures.

Other non-current assets include approximately $3.3 million of goodwill related to the disposed liquid detergent and fabric softener sheet businesses. The Company expects to write off such goodwill as part of the disposition of the these businesses.
                                                       PAGE 10


The increase in accounts payable reflects the extension of payment terms discussed above.

The current portion of the waste site clean-up liability declined versus the 1994 year-end primarily due to payments relative to three sites. In the case of one of the waste sites, the Company has been released from further participation in funding cleanup of the site. Approximately $1.8 million of the cash used to fund these payments was generated from restricted short-term investments or insurance proceeds.


Results of Operations for the Six Months Ended June 30, 1995

Results of operations for the six months ended June 30, 1995 do not reflect the disposition of the Company's liquid detergent and fabric softener dryer sheet businesses. These businesses accounted for approximately $21.5 million of net revenues during the first half of 1995 and $26.3 million of net revenues during the comparable period in 1994.

Net revenues for the first six months of 1995 decreased approximately 23% versus the same period in 1994. The decline can be attributed primarily to the decrease in sales to three customers. Approximately $3.0 million of the decline related to the loss of certain sales to Lever Brothers. As previously reported, Lever transferred its auto dish gel business and domestic fabric softener sheet business out of DeSoto during the second and third quarters of 1994.

Sales to Sears and Kmart were down approximately 16% and 37%, respectively, versus the first half of 1994. Timing with respect to customer promotions resulted in higher shipments in December 1994 for the first quarter 1995 promotion in contrast to higher shipping in January 1994 for the first quarter 1994 promotions. Volume, promotional pricing and product mix also contributed to the decrease in sales. There were also increases and decreases of smaller magnitude with respect to other customers. Pricing pressure in the marketplace continues to negatively impact the Company's ability to retain business, as well as the ability to attract new business.

Lower gross profit resulted from the pricing, product/customer mix, and volume issues discussed above, the continued escalation in the cost of corrugated and plastic packaging and unrecovered fixed costs at certain of the Company's operating plants.

Selling, general and administrative expenses were lower than the first six months of 1994. The expenses in 1994 reflected the operation of the Columbus, Georgia facility, which closed in March 1994, and the Stone Mountain, Georgia facility, which closed in July 1994. The lower 1995 expense level also reflects the continued efforts at cost containment.

                                                            PAGE 11


Interest expense was higher for the first six months of 1995 versus the same period last year, due to a higher interest rate because of the increase in the prime rate.

Nonoperating income during 1995 included approximately $6.0 million from insurance settlements and approximately $243,000 of royalty income related to technology sold by the company in 1990. Nonoperating income in 1994 included settlements related to insurance and legal issues and royalty income related to technology sold by the Company in 1990.


Results of Operations for the Three Months Ended June 30, 1995

Net revenues declined 27% in the second quarter of 1995 versus the second quarter of 1994. This decline resulted from a 45% decrease in sales to Kmart and the loss of most of the Company's sales to Lever Brothers. Sales to Sears, Roebuck and Co. also declined approximately 10% versus the same quarter in 1994.

The decline in sales to Kmart in 1995 as compared to 1994 is due to strong second quarter sales in 1994 related to customer promotional activity. The Lever Brothers sales were lost when Lever transferred its auto dish gel business and domestic fabric softener sheet business out of DeSoto during the second and third quarters of 1994.

The decline in gross profit resulted from pricing pressures, the loss of volume discussed above and unrecovered fixed costs at certain of the Company's operating plants. In addition, significant increases in the cost of corrugated and plastic packaging contributed to the decline in gross profit.

Selling, administrative and general expenses were lower in 1995 versus 1994. These expenses in 1994 included the operation of the Stone Mountain, Georgia facility which was closed in July 1994. In addition, the lower level of expenses reflected continued efforts at cost containment.

Nonoperating income during 1995 included approximately $6.0 million from insurance settlements. Nonoperating income in 1994 included settlements related to insurance and legal issues.


                                                            PAGE 12
PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

            (i)  United States of America v. Akzo et. al.

                                        As previously reported, the
            Company was named in a complaint filed in the United States District Court for the Eastern District of Michigan. The complaint, filed on behalf of the U.S. Environmental Protection Agency, alleges, inter alia, that the Company and four other parties are responsible under Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") of 1980, as amended, for costs the EPA incurred at the Metamora Landfill site in Lapeer, Michigan. The complaint also seeks a declaration under Section 113 of CERCLA that the Company is liable for the EPA's future costs that may be incurred at this site.

           The State of Michigan has also served a complaint upon the Company in the United States District Court for the Eastern District of Michigan that parallels the Federal action. The State also seeks reimbursement of the costs it incurred.

                  The  Company's defense in these actions has  been
            assumed by the firm and its principal shareholder from which the Company purchased certain assets of the business which is alleged by the EPA to be partially responsible for the alleged contamination at this site. The former owners have also agreed to indemnify the Company with respect to the claims asserted in the complaints.

            (ii) An action for declaratory judgment has been filed against the Company in state court in Illinois by one of the Company's former insurance carriers seeking a declaration that the carrier is not responsible to the Company for cleanup expenses incurred at 52 specific waste sites.

            (iii) The Company reached settlements with two insurance carriers regarding the cost of cleanup at certain hazardous waste sites. As a result of these settlements, the Company received proceeds in April and July totaling approximately $6.0 Million.

Item 5.     Other Information

                 On July 21, 1995, the Company announced the transfer and assignment of various operations and assets involved in its liquid detergent and fabric softener dryer sheet businesses to two separate buyers. The Company assigned the rights to certain customers with respect to these
        businesses.   The  Company  also sold  other  assets  which
        included   certain  accounts  receivable,   inventory   and
        machinery and equipment. The Company expects to write off approximately $3.3 million of goodwill that related to the businesses sold in these transactions. Both transactions also provide for the Company to receive royalties and other earn-out opportunities over a three year period.
                                                            PAGE 13


UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The accompanying unaudited pro forma consolidated condensed financial statements set forth the unaudited pro forma consolidated condensed balance sheet of the Company and its subsidiaries as of June 30, 1995, and the unaudited pro forma consolidated condensed statements of operations for the six months ended June 30, 1995 and the year ended December 31, 1994. These unaudited pro forma consolidated condensed financial statements are presented to illustrate the effect of certain adjustments to the historical consolidated financial statements that would have resulted from the transfer and assignment of various operations and assets involved in the Company's liquid detergent and fabric softener dryer sheet businesses if such transactions had occurred on January 1, 1994 for purposes of the consolidated condensed statements of operations. The pro forma consolidated condensed balance sheet assumes all such transactions occurred on June 30, 1995.

The unaudited pro forma consolidated condensed financial statements are presented for informational purposes only and are not necessarily indicative of actual results had the foregoing transactions occurred as described in the preceding paragraph, nor do they purport to represent results of future operations of the Company
                                                            PAGE 14

DeSOTO, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 1995

                                                           Pro Forma Adjustments    Pro Forma
                                                     ------------------------------  Adjusted
                                          Historical Note    Debit    Note  Credit   Balance
ASSETS
                                             (in thousands of dollars)
  Current Assets:
    Cash.................................  $   528    1      $ 3,997   2    $3,997 $   528
    Restricted cash......................       58                 -             -      58
    Restricted short-term investments....       60                 -             -      60
    Accounts and notes receivable - Net..   12,447    1        1,812   1     1,798  12,461
    Inventories..........................    8,466                 -   1     3,620   4,846
    Prepaid expenses and other
      current assets.....................    3,713                 -             -   3,713
                                           -------           -------        ------ -------
    Total Current Assets.................   25,272             5,809         9,415  21,666

  Restricted Investments.................    4,571                 -             -   4,571
  Property, Plant and Equipment - Net....    6,850                 -   1     1,500   5,350
  Prepaid Pension........................   43,065                 -             -  43,065
  Other Non-Current Assets...............    4,690    1        1,813   3     3,307   3,196
                                           -------           -------       ------- -------
  Total Assets                             $84,448           $ 7,622       $14,222 $77,848
                                           =======           =======       ======= =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable....................   $16,530           $     -        $    - $16,530
    Revolving Credit Agreement..........     7,012    2        3,997             -   3,015
    Reserves and liabilities related to
      restructuring programs............     1,519                 -   4     3,762   5,281
    Waste site clean-up.................       922                 -             -     922
    Other...............................   . 6,240                 -             -   6,240
                                           -------           -------       ------- -------
      Total Current Liabilities.........    32,223             3,997         3,762  31,988
  Waste site clean-up - long-term.......     6,500                 -             -   6,500
  Post Retirement and Post
    Employment Insurance................     1,357                 -             -   1,357
  Deferred Income Taxes.................    14,660             1,193             -  13,467
  Long-Term Deferred Gain...............     2,977                 -             -   2,977
  Redeemable Preferred Stock............     3,842                 -             -   3,842
  Common Stock and Other.
    Stockholders' Equity................    22,889    1,3,4    6,365   1     1,193  17,717
                                           -------           -------       ------- -------
  Total Liabilities and Equity             $84,448           $11,555        $4,955 $77,848
                                           =======           =======       =======  ======


See accompanying notes to unaudited pro forma financial information.

DeSOTO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED PRO FORMA FINANCIAL INFORMATION
AS OF JUNE 30, 1995


The unaudited Pro Forma Consolidated Condensed Balance Sheet as of June 30, 1995 reflects the adjustments necessary to record the transfer and assignment of various operations and assets involved in the Company's liquid detergent and fabric softener dryer sheet businesses. All transactions are presented as though they had occurred on June 30, 1995.

The following adjustments were made for purposes of preparing the Pro Forma Balance Sheet as of June 30, 1995:

1) The Company received initial cash proceeds of approximately $4.0 million from two separate buyers upon closing the transactions. In addition, the Company will receive two additional installments of cash proceeds in thirty and sixty days after closing and additional proceeds in the form of royalties and other earnout opportunities over the next three years in one case and over four years in the other case. In one transaction there is a guaranteed minimum future royalty. Assets sold include certain customer rights, accounts receivable, inventory and machinery and equipment.

2) Initial   proceeds  from  the  transactions  were  used  to   reduce
   borrowings under the Company's revolving credit facility.

3) Goodwill relating to the business disposed of has been written off.

4) In connection with the disposition, certain administrative positions will be eliminated and certain facilities will be shut down. The Company expects to establish a reserve of $3.8 million for the associated expenses.

DeSOTO, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 1995

                                                    Pro Forma Adjustments
                                                    ---------------------  Adjusted
                                          Historical   Note    Amount       Balance
                                           (in thousands except per share amounts)

NET REVENUES.............................. $ 35,241           $(21,531)    $13,710

EXPENSES:
   Cost of sales..........................   35,815            (21,849)     13,966
   Selling, administrative and general....    5,729   1,2       (2,330)      3,399
   Retirement security program............   (3,382)                 -      (3,382)
                                           --------           --------     -------
TOTAL OPERATING COSTS AND EXPENSES........   38,162            (24,179)     13,983
                                           --------           --------     -------

EARNINGS (LOSS) FROM OPERATIONS...........   (2,921)             2,648        (273)
OTHER CHARGES AND CREDITS:
   Interest expense.......................      459      3        (109)        350
   Nonoperating expense (income)..........   (6,360)                 -      (6,360)
                                           --------           --------     -------

Earnings (Loss) before Income Taxes.......    2,980              2,757       5,737
Provision (Benefit) for Income Taxes......    1,105      4       1,127       2,232
                                           --------           --------     -------

NET EARNINGS (LOSS).......................    1,875              1,630       3,505

Dividends on Preferred Stock..............     (168)                 -        (168)
                                           --------           --------     -------

Net Earnings (Loss) Available
  for Common Shares....................... $  1,707           $ 1,630       $3,337
                                           ========           =======      =======

NET EARNINGS (LOSS) PER COMMON SHARE...... $   0.37                          $0.71
                                           ========                        =======

Average Common Shares Outstanding.........    4,674                          4,674
                                           ========                        =======

See accompanying notes to unaudited pro forma financial information.

DeSOTO, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Twelve Months Ended December 31, 1994

                                                             Pro Forma Adjustments
                                                             ---------------------  Adjusted
                                                    Historical  Note    Amount      Balance
                                                     (in thousands except per share amounts)

NET REVENUES........................................ $ 87,182          $(51,758)    $35,424

EXPENSES:
   Cost of sales.................................... $84,800           $(50,339)     34,461
   Selling, administrative and general..............  11,889     1,2     (5,038)      6,851
   Retirement security program......................  (6,495)                 -      (6,495)
                                                     -------           --------     -------
TOTAL OPERATING COSTS AND EXPENSES..................  90,194            (55,377)     34,817
                                                     -------           --------     -------

EARNINGS (LOSS) FROM OPERATIONS....................   (3,012)             3,619         607
OTHER CHARGES AND CREDITS:
   Interest expense................................      575        3      (491)         84
   Nonoperating expense (income)...................   (1,303)                 -      (1,303)
                                                     -------           --------     -------

Earnings (Loss) before Income Taxes................   (2,284)             4,110       1,826
Provision (Benefit) for Income Taxes...............     (649)       4     1,168         519
                                                     -------           --------     -------

NET EARNINGS (LOSS)................................   (1,635)             2,942       1,307

Dividends on Preferred Stock.......................     (319)                 -        (319)
                                                     -------           --------     -------

Net Earnings (Loss) Available for Common Shares....  $(1,954)          $  2,942     $   988
                                                     =======           ========     =======

NET EARNINGS (LOSS) PER COMMON SHARE...............  $( 0.42)                       $  0.21
                                                     =======                        =======

Average Common Shares Outstanding..................    4,657                          4,657
                                                     =======                        =======

See accompanying notes to unaudited pro forma financial information.
                                                            PAGE 18



DeSOTO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED PRO FORMA FINANCIAL INFORMATION
YEAR ENDED DECEMBER 31, 1994 AND THE
SIX MONTHS ENDED JUNE 30, 1995


The unaudited Pro Forma Consolidated Condensed Statements of Operations for the Twelve Months Ended December 31, 1994 and the Six Months Ended June 30, 1995 reflect the adjustments necessary to record the transfer and assignment of various operations and assets involved in the Company's liquid detergent and fabric softener dryer sheet businesses. All transactions are presented as though they had occurred on January 1, 1994.

The following adjustments were made for purposes of preparing the Pro Forma Statements of Operations for the Twelve Months Ended December 31, 1994 and the Six Months Ended June 30, 1995:

          (1)   In  connection with the disposition of  the  businesses,
          certain  administrative  positions  will  be  eliminated   and
          certain facilities will be shut down.

          (2) As a result of the write-off of goodwill related to the businesses disposed of, amortization of goodwill is eliminated.

          (3) Interest expense was reduced as a result of applying the proceeds received at closing and the proceeds to be received subsequent to closing to the paydown of outstanding borrowing under the Company's revolving credit facility.

          (4) The income tax provision reflects the estimated effective tax rate of the Company.

                                                            PAGE 19


Item 6. Exhibits and Reports on Form 8-K

            a) The exhibits to this report are listed in the Index to Exhibits on page 21 hereof.

            b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1995.
                                        PAGE 20


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     DeSOTO, INC.
     (Registrant)





     Anne E. Eisele
     ----------------------------
     Anne E. Eisele
     President and
       Chief Financial Officer
     (Principal Financial Officer)





     William Spier
     ----------------------------
     William Spier
     Chief Executive Officer




         August 7, 1995
---------------------------------
             Date

     PAGE 21





                       DeSOTO, INC. AND SUBSIDIARIES


                             INDEX TO EXHIBITS





     11     -  Computation of Fully Diluted Earnings Per Share


     27     -  Financial Data Schedule

     99     -  Press Release issued on July 21, 1995
               (incorporated by reference to Exhibit 99 to the company's
               Form SE dated August 3, 1995*)


































__________________

* SEC File No. 1-1915
                                                               PAGE 22

                                                               Exhibit 11

                         DeSOTO, INC. AND SUBSIDIARIES

                COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                    (in thousands except per share amounts)

                                  Three Months Ended   Six Months Ended
                                       June 30,             June 30,
                                    1995       1994      1995      1994

Net Earnings (Loss)               $ 2,897   $   (744)  $ 1,875   $  (693)
Preferred Dividends                   (85)       (78)     (168)     (155)
                                  --------  --------   --------  -------

Net Earnings (Loss)
  Applicable to Common Stock      $ 2,812   $   (822)  $ 1,707   $  (848)
                                  ========  ========   ========  =======

Net Earnings (Loss)
  Per Common Share:               $  0.60   $  (0.18)  $  0.37   $ (0.18)
                                  ========  ========   ========  =======

Average Common Shares
  Outstanding (A)                   4,677      4,657     4,674     4,655
                                  ========  ========   ========  =======

Net Fully Diluted Earnings (Loss)
  Per Common Share (B)            $  0.60   $  (0.18)  $  0.37   $ (0.18)
                                  ========  ========   ========  =======

Average Common Shares Outstanding 4,677 4,657 4,674 4,655 Additional Shares Outstanding
  After Application of the
    Treasury Stock Method               -          -         -         -
                                  --------  --------   --------  -------

Total (B)                           4,677      4,657     4,674     4,655
                                  ========  ========   ========  =======

(A) Outstanding common stock options and common stock warrants have been omitted because the effect reduces the net loss per share.
(B) Reflecting the dilutive effect of outstanding common stock options and common stock warrants under the treasury stock method.