Form 10-Q
period 1995-09-30
DESOTO INC
filed 1995-11-14
CIK 28345

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

      /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1995 or

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




At October 31, 1995 the registrant had 4,679,207 shares of common stock outstanding.

                    DeSOTO, INC. AND SUBSIDIARIES


                                INDEX


                                                            Page
                                                             No.
PART I.  FINANCIAL INFORMATION

         Consolidated Condensed Statements of Operations
           for the Three Months and Nine Months ended
           September 30, 1995 and September 30, 1994          3

         Consolidated Condensed Balance Sheets as of
           September 30, 1995 and December 31, 1994           4

         Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1995
           and September 30, 1994                             5

         Notes to Consolidated Condensed Financial
           Statements                                         6-7

         Management's Analysis of Financial Statements        8-11

PART II. OTHER INFORMATION

           Item 1.  Legal Proceedings                         12
           Item 6.  Exhibits and Reports on Form 8-K          13


SIGNATURE                                                     14

DeSOTO, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended Nine Months Ended
                                            September 30,       September 30,
                                           1995      1994      1995     1994
                                        (in thousands except per share amounts)

NET REVENUES............................ $ 11,132  $ 21,394  $ 46,373 $ 67,320
COSTS AND EXPENSES:
   Cost of sales........................   12,225    20,851    48,040   65,161
   Selling, administrative and general..    2,821     2,845     8,550    8,944
   Retirement security program..........   (1,732)   (1,183)   (5,114)  (3,566)
   Nonrecurring expense.................    5,689         -     5,689        -
                                          --------  --------  -------- --------
TOTAL OPERATING COSTS AND EXPENSES......   19,003    22,513    57,165   70,539
                                          --------  --------  -------- --------

LOSS FROM OPERATIONS....................   (7,871)   (1,119)  (10,792)  (3,219)

OTHER CHARGES AND CREDITS:
   Interest expense.....................       87       128       546      436
   Nonoperating income..................        -         -    (6,360)  (1,303)
                                          --------  --------  -------- --------

Loss before Income Taxes................   (7,958)   (1,247)   (4,978)  (2,352)
Benefit for Income Taxes................   (1,812)     (465)     (707)    (877)
                                          --------  --------  -------- --------
NET LOSS................................   (6,146)     (782)   (4,271)  (1,475)

Dividends on Preferred Stock............      (88)      (81)     (256)    (236)
                                           -------  --------  -------- --------

Net Loss Available for Common Shares.... $ (6,234) $   (863) $ (4,527) $(1,711)
                                          ========  ========  ======== ========

NET LOSS PER COMMON SHARE............... $  (1.33) $  (0.19) $  (0.97) $ (0.37)
                                           =======  ========  ======== ========

Average Common Shares Outstanding.......    4,679     4,657     4,676    4,656
                                           =======  ========  ======== ========


See accompanying notes to consolidated condensed financial statements.
                                                              PAGE 4
DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   September 30,  December 31,
                                                         1995        1994
                                                     (Unaudited)
ASSETS                                             (in thousands ofdollars)

  Current Assets:
    Cash............................................. $    434   $1,702
    Restricted cash..................................       30       58
    Restricted short-term investments................      620      710
    Accounts and notes receivable - Net..............    7,320   11,848
    Inventories:
      Finished goods.................................      591    4,331
      Raw materials and work-in-process..............    1,375    4,182
                                                      -------- --------
                                                         1,966    8,513

    Prepaid expenses and other current assets........    4,384    3,510
                                                      -------- --------
    Total Current Assets.............................   14,754   26,341

  Restricted Investments.............................    4,630    4,666
  Property, Plant and Equipment - Net................    4,926    7,968
  Prepaid Pension....................................   44,989   39,319
  Other Non-Current Assets...........................    2,867    4,818
                                                      -------- --------
                                                      $ 72,166 $ 83,112
                                                      ======== ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable................................. $ 15,414  $14,961
    Revolving Credit Agreement.......................        -    8,381
    Reserves and liabilities related to
      restructuring programs.........................    4,393    1,884
    Waste site clean-up..............................      922    2,522
    Other............................................    6,358    5,725
                                                       ------- --------
      Total Current Liabilities......................   27,087   33,473

  Waste site clean-up - long-term....................    6,518    6,744
  Post Retirement and Post
    Employment Insurance.............................    1,478    1,510
  Deferred Income Taxes..............................   13,619   13,392
  Long-Term Deferred Gain............................    2,878    3,175
  Redeemable Preferred Stock.........................    3,983    3,569
  Common Stock and Other Stockholders' Equity........   16,603   21,249
                                                      -------- --------
                                                      $ 72,166 $ 83,112
                                                      ======== ========


See accompanying notes to consolidated condensed financial statements.
                                                             PAGE 5
DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                        1995        1994
                                                (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................  $ (4,271)    $ (1,475)
Non-cash items:
  Loss on disposal of liquid laundry detergent
    and fabric softener sheet business.............     2,605            -
  Depreciation and amortization....................    (5,670)      (3,750)
  Deferred income taxes............................      (706)       1,013
  Amortization of deferred gain ...................      (297)        (262)
  Net gain on disposal of property,
    plant and equipment............................       (48            -
  Other non-cash items.............................        38          120
                                                     --------     --------
  Net non-cash items...............................    (2,836)        (594)
Changes in assets and liabilities resulting
  from operating activities:
    Net decrease in inventories....................     3,418        2,221
    Net (increase) decrease in trade accounts
      and notes receivable.........................     3,125       (1,389)
    Net increase (decrease) in other liabilities...     1,284       (2,458)
    Net increase (decrease) in accounts payable....       453         (119)
    Net decrease in other non-current assets.......       203          442
    Net decrease in other current assets...........       177        6,630
    Other..........................................         -            1
                                                     --------     --------

  Net cash flows from operating activities.........     1,553        3,259
                                                     --------     --------
ASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of liquid laundry detergent
    and fabric softener sheet business.............     5,305            -
  Proceeds from sale of
    property, plant and equipment..................       500            -
  Additions to property, plant and equipment.......     5,560         (631)
                                                      -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under Revolving Credit Agreement........    (8,381)      (2,700)
  Exercise of stock options........................         -
70
                                                      -------     --------
Net cash flows from financing activities...........    (8,381)      (2,630)
                                                      -------     --------
Net increase (decrease)
  in cash and cash equivalents.....................    (1,268)          (2)
Cash and cash equivalents at beginning of year.....     1,702           45
                                                      -------     --------

Cash and cash equivalents at end of period.........   $   434     $     43
                                                      =======     ========

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

The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

A. ACCOUNTING POLICIES

   The reader is directed to the Company's 1994 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission for details of the accounting policies followed by the Company.

B. INCOME TAXES

   The provision (benefit) for income taxes is computed at the current estimated effective income tax rate for the year. The loss before income taxes in 1995 included the write-off of goodwill of approximately $3.3 million which is not deductible for income tax purposes.

   The Company has received proposed adjustments from the Internal Revenue Service as a result of their audit of the years 1990 through 1993. These adjustments assess additional tax for the period under audit as well as penalties and interest. The Company does not agree with certain of the additional assessments and plans to appeal the examiner's findings.

C. INVENTORY VALUATION

   Inventory at September 30, 1995 is valued at the last-in, first-out (LIFO) method of inventory accounting. If the first-in, first-out (FIFO) method of inventory accounting had been used for all of the Company's inventories, inventories would have been $2,001,000 and $1,889,000 higher than reported at September 30, 1995 and December 31, 1994, respectively.

D. REVOLVING CREDIT AGREEMENT

   On December 7, 1994, the Company entered into a revolving credit agreement with CIT. The agreement provided for up to $14,000,000 under a revolving credit facility. The funds available for borrowing were based on a formula which included specified percents of accounts receivable and inventory. The interest rate on the facility was prime plus 1 1/4%. Proceeds from the transactions discussed in both Footnote G and the Management's Discussion and Analysis were utilized to reduce the CIT debt. As of September 30, 1995, the revolving credit agreement was terminated and the Company had no outstanding borrowing. For further discussion see the Liquidity and Capital Resources section of Management's Analysis of Financial Statements.

                                                       PAGE 7


E. NONOPERATING INCOME

   The Company reached settlements in the second quarter with two insurance carriers regarding the cost of cleanup at certain hazardous waste sites. As a result of these settlements, the Company recorded income of approximately $6.0 million during the second quarter. Nonoperating income also included approximately $243,000 in the first quarter from royalty income related to technology sold by the Company in 1990. Nonoperating income during the second quarter of 1994 resulted from settlements related to insurance and legal issues. In addition, the Company recorded nonoperating income during the first quarter of 1994 resulting from the settlement of an arbitration related to a portion of the business sold by the Company in 1990 and royalty income related to technology sold by the Company in 1990.

F. STOCKHOLDERS' EQUITY

   The components of the change in stockholders' equity during the nine months ended September 30, 1995 are as follows:

   Balance, January 1, 1995                       $21,249

   Net loss                                        (4,271)
   Accrued dividends - redeemable preferred stock    (256)
   Accretion of redeemable preferred stock to
      liquidation preference                         (158)
   Shares issued under employee stock
      options and other grants                         39
                                                  -------
   Balance, September 30, 1995                    $16,603
                                                  =======
G. DISPOSITIONS

   On July 21, 1995, the Company announced the transfer and assignment of various operations and assets involved in its liquid detergent and fabric softener dryer sheet businesses to two separate buyers. The Company assigned the rights to certain customers with respect to these businesses. The Company also sold other assets which included certain accounts receivable, inventory and machinery and equipment. Both transactions also provide for the Company to receive royalties and other earn-out opportunities over a three-year period in one case and over a four-year period in the other case. The proceeds of these transactions were utilized to reduce the Company's senior secured debt owed to CIT.

   The Company recorded a net loss on the sale of the liquid detergent and fabric softener sheet businesses (including the write-off of related goodwill). The Company also recorded a charge of $3.1 million in the third quarter relative to costs associated with the closure of operating facilities relative to these transactions. The third quarter non-recurring expense of $5,689,000 reflects the net impact of these transactions.
                                                      PAGE 8


   The following information is provided on a pro forma basis to illustrate the effect of certain adjustments to the historical consolidated financial statements that would have resulted from the above dispositions if such transactions had occurred on January 1, 1994. The results are not necessarily indicative of actual results had the foregoing transactions occurred as described above, nor do they purport to represent results of future operations of the Company.

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                    1995      1994      1995       1994
                         (in thousands except per share amounts - unaudited)

   Net revenues                    $6,359    $8,726   $20,069   $28,361
                                   =======   =======  ========  ========
   Net earnings (loss)             $ (226)   $ (194)  $ 3,279   $   458
                                   =======   =======  ========  ========
   Net earnings (loss)
     per common share              $(0.07)   $(0.06)  $  0.65   $  0.05
                                   =======   =======  ========  ========

   For additional information, see Management's Analysis of Financial
   Statements.



MANAGEMENT'S ANALYSIS OF FINANCIAL STATEMENTS

Liquidity and Capital Resources

During July 1995, in connection with the Company's previously disclosed review of strategic alternatives, the Company completed the transfer and assignment to two separate buyers of various operations and assets involved in its liquid detergent and fabric softener dryer sheet businesses. The assets involved included certain customer rights, accounts receivable, inventory and machinery and equipment. Initial proceeds from these transactions were used to reduce the Company's senior secured debt under its revolving credit agreement with CIT. Both transactions also provide for the Company to receive royalties and other earn-out opportunities over a three-year period in one case and over a four-year period in the other case. The Company continues to manufacture powdered laundry detergents at its facilities in Joliet, Illinois and Union City, California.

In September 1995, the Company completely repaid the outstanding borrowing under its revolving credit agreement with CIT and the agreement  was  terminated.  The Company is currently seeking  a  new financing agreement. The terms and conditions of a financing agreement have not been finalized and there can be no assurance that an agreement will in fact be consummated.

As part of the Company's continuing effort to manage its cash flow requirements, the Company has undertaken discussions with its trade creditors. These discussions commenced in September 1995. In an effort to facilitate such discussions, the creditors have formed a committee comprised of seven of the Company's trade creditors. The Company has requested a moratorium on the payment of accounts payable that existed as of an as yet unspecified date.

                                                      PAGE 9


The financing negotiations discussed above and the discussions with the creditor committee each contemplate various methods of maximizing the economic benefit to the Company of its over-funded pension plan. The Company anticipates that the excess would become a component of the financing agreement and/or a payout plan to satisfy the trade creditors.

The aforesaid dispositions and the resulting shut-down of the Company's operating facilities in South Holland and Thornton, Illinois are expected to reduce the cash required to fund continuing operations. However, in light of the uncertainty with respect to future sources of liquidity, there can be no assurance that the Company will have adequate liquidity on a going forward basis to fund operations.

The disposition of the liquid detergent and fabric softener sheet businesses contributed to the decrease in accounts receivable, inventory and property, plant and equipment at September 30, 1995 versus December 31, 1994.

Accounts receivable at September 30, 1995, when compared to December 31, 1994, also reflect a reduction in trade accounts receivable due to the impact of reduced sales. Inventory levels have declined during the same time period due in part to lower requirements stemming from lower sales.

Other current assets increased since the prior year end primarily due to an increase in current deferred income tax assets. This increase reflects the tax effects of a provision for costs associated with the closure of the operating facilities described above.

Factors contributing to the decline in property, plant and equipment, other than the dispositions discussed above, include the sale of equipment no longer used in operations as well as the excess of depreciation over capital expenditures.

Other non-current assets decreased during the first nine months of 1995 due to the write-off of approximately $3.3 million of goodwill in the third quarter. This write-off was partially offset by the minimum long-term royalty of $1.6 million recorded as part of the disposition of the liquid detergent and fabric softener sheet businesses in July.

The increase in accounts payable reflects the payment of invoices beyond terms as discussed above. The increase in restructuring reserves reflects the third quarter provision of $3.1 million relative to costs associated with the closure of operating facilities that produced liquid detergent products and fabric softener sheets.

The current portion of the waste site clean-up liability declined versus the 1994 year-end primarily due to payments relative to three sites. In the case of one of the waste sites, the Company has been released from further participation in funding cleanup of the site. Approximately $1.8 million of the $2.0 million of cash used to fund these payments was generated from restricted short-term investments or insurance proceeds.
                                                            PAGE 10


Results of Operations for the Nine Months Ended September 30, 1995

Results of operations for the nine months ended September 30, 1995 reflect the disposition of the Company's liquid detergent and fabric softener dryer sheet businesses as of July 1995. These businesses accounted for approximately $26.3 million of net revenues during the first nine months of 1995 and $39.0 million of net revenues during the comparable period in 1994. Sales in 1995 include approximately $3.5 million of sales of liquid laundry detergent that occurred after the closing date of the transactions. These sales primarily occurred as part of the transition process before full production was transferred to the buyers. The Company continues to manufacture powdered laundry detergents.


Net revenues for the first nine months of 1995 decreased approximately 31% versus the same period in 1994. The decline can be attributed largely to a decrease in sales to three customers: Kmart, Lever Brothers and Sears.

Sales to Kmart in 1995 were approximately $5.2 million lower than the comparable period in 1994. Nearly half of the 1995 decline in Kmart sales occurred in the third quarter as a result of the disposition of the liquid detergent and fabric softener sheet businesses. The other major factor contributing to the decline in Kmart sales was a higher level of promotional activity by Kmart in 1994.

Sales to Lever Brothers in 1994 included approximately $3.3 million of sales of auto dish gel and fabric softener sheets. As previously reported, Lever transferred this business out of DeSoto during the second and third quarters of 1994. The Company no longer manufactures either product.

Nine months sales to Sears in 1995 were approximately $2.2 million lower than the same period in 1994. This decline was partially attributable to promotional activity in 1994 as well as competitive pressures on the Company that have had a negative impact on sales in general.

Lower gross profit resulted from pricing pressures, product/customer mix, lower volume, and the continued escalation in the cost of corrugated and plastic packaging as well as unrecovered fixed costs at certain of the Company's operating plants. In addition, the Company continued to manufacture products for the buyer of its liquid detergent business during the third quarter. These products were sold to the buyer at prices that approximated cost.

Selling, general and administrative expenses were lower than the first nine months of 1994. The expenses in 1994 reflected the operation of the Columbus, Georgia facility, which closed in March 1994, and the Stone Mountain, Georgia facility, which closed in July 1994. The lower 1995 expense level also reflects the continued efforts at cost containment.

Nonrecurring expense included a net loss on the sale of the liquid detergent and fabric softener sheet businesses (including the write-off of related goodwill) and a $3.1 million provision for costs associated with the closure of operating facilities as part of these dispositions.

Interest expense was higher for the first nine months of 1995 versus the same period last year, due to a higher interest rate because of the increase in the prime rate.

                                                            PAGE 11


Nonoperating income during 1995 included approximately $6.0 million from insurance settlements and approximately $243,000 of royalty income related to technology sold by the Company in 1990. Nonoperating income in 1994 included settlements related to insurance and legal issues and royalty income related to technology sold by the Company in 1990.

Results of Operations for the Three Months Ended September 30, 1995

Third quarter net revenues declined 48% in 1995 when compared to the third quarter of 1994. A major portion of this decline is the result of the disposition of the Company's liquid detergent and fabric softener dryer sheet businesses as of July 1995. These businesses accounted for approximately $12.7 million of sales in the third quarter of 1994 versus $4.8 million in the 1995 third quarter.

Competitive pressures had a negative impact on sales in general and contributed to a 28% decrease in sales to Sears for the quarter. Sears sales in the 1994 third quarter also benefited from promotional activity during that period.

The decline in gross profit resulted from pricing pressures, reduced volume and unrecovered fixed costs at certain of the Company's operating facilities. Significant increases in the cost of corrugated and plastic packaging contributed to the decline as well. In addition, products manufactured during the third quarter for the buyer of the Company's liquid detergent business were sold to that buyer at prices that approximated the Company's cost, further reducing the Company's gross profit as a percentage of sales.

Nonrecurring expense during the quarter included a net loss (including the write-off goodwill) on the disposition of the liquid detergent and fabric softener sheet businesses. In addition, the Company recorded a charge of $3.1 million during the quarter providing for the costs associated with the shut-down of manufacturing facilities relating to these dispositions.

                                                            PAGE 12
PART II.  OTHER INFORMATION

Item 1. Legal Proceedings


         On October 3, 1995, the Company received a unilateral Administrative Order issued by the U. S. Environmental Protection Agency under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), alleging that the Company is a potentially responsible party ("PRP") in connection with the Marina Cliffs Site in the City of South Milwaukee, Wisconsin. The Company is currently investigating its alleged liability, but presently believes that it has no liability and that any potential environmental damage at the site is the result of activity by parties other than DeSoto.

         Fort Dearborn Lithograph Co. has filed suit against the Company in the Circuit Court of Cook County, Illinois, seeking to collect allegedly unpaid invoices for goods and services, of approximately $500,000. The Company has filed an answer which disputes, among other things, the alleged amount owed. Discovery is ongoing and this matter could be decided as early as January 1996.

                                                             PAGE
13


Item 6. Exhibits and Reports on Form 8-K

            a) The exhibits to this report are listed in the Index to Exhibits on page 15 hereof.

            b) Reports on Form 8-K. A current report on Form 8-K dated as of September 1, 1995 was filed to report under Item 5 the appointment of Anne E. Eisele as President, and William Spier as Chief Executive Officer, of the Company replacing John R. Phillips who resigned as President and Chief Executive Officer, and as a Director, of the Company.

                                        PAGE 14


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




 November 14, 1995
---------------------------------
             Date

     PAGE 15





                  DeSOTO, INC. AND SUBSIDIARIES


                        INDEX TO EXHIBITS





     11     - Computation of Fully Diluted Earnings Per Share


     27     - Financial Data Schedule


































__________________

* SEC File No. 1-1915
                                                         PAGE 16

                                                         Exhibit 11

                    DeSOTO, INC. AND SUBSIDIARIES

           COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

               (in thousands except per share amounts)

                              Three Months Ended   Nine Months Ended
                                 September 30,       September 30,
                                1995      1994      1995      1994

Net Loss                      $(6,146)  $  (782)  $(4,271)  $(1,475)
Preferred Dividends               (88)      (81)     (256)     (236)
                              -------   -------   -------   -------

Net Loss
  Applicable to Common Stock  $(6,234)  $  (863)  $(4,527)  $(1,711)
                              =======   =======   =======   =======

Net Loss
  Per Common Share:           $ (1.33)  $ (0.19)  $ (0.97)  $ (0.37)
                              =======   =======   =======   =======

Average Common Shares
  Outstanding (A)               4,679     4,657     4,676     4,656
                              =======   =======   =======   =======

Net Fully Diluted Loss
  Per Common Share (B)        $ (1.33)  $ (0.19)  $ (0.97)  $ (0.37)
                              =======   =======   =======   =======

Average Common Shares
            Outstanding         4,679     4,657     4,676     4,656
Additional Shares Outstanding
  After Application of the
    Treasury Stock Method           -         -         -         1
                              -------   -------   -------   -------

Total (B)                       4,679     4,657     4,676     4,657
                              =======   =======   =======   =======

(A) Outstanding common stock options and common stock warrants have been omitted because the effect reduces the net loss per share.
(B) Reflecting the dilutive effect of outstanding common stock options and common stock warrants under the treasury stock method.