Form 10-K
period 1995-12-31
DESOTO INC
filed 1996-04-01
CIK 28345

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from ___________________ to ___________________

Commission file number 1-1915
                                              DeSoto, Inc.
           (Exact name of registrant as specified in its charter)

          Delaware                                36-1899490
(State of incorporation)                 (I.R.S. Employer Identification No.)

900 E. Washington Street, Joliet, Illinois                  60433
                    (Address of principal executive offices)       (Zip Code)

16750 South Vincennes Road, South Holland, Illinois         60473
                    (Former address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:              815/727-4931

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At February 15, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $17,522,641.

At February 15, 1996, the registrant had 4,679,207 shares of common stock outstanding.

                     Documents Incorporated by Reference

None

                                   PART I

Item 1.       Business

      DeSoto, Inc. ("DeSoto" or the "Company") was incorporated in 1927 under the laws of Delaware. The Company's principal executive offices are located at 900 East Washington Street, Joliet, Illinois, 60433.

      On July 21, 1995, the Company announced the transfer and assignment of various operations and assets involved in its liquid detergent and fabric softener dryer sheet businesses to two separate buyers. The Company assigned the rights to certain customers with respect to these businesses. The Company also sold other assets which included certain accounts receivable, inventory and machinery and equipment. Both transactions also provide for the Company to receive royalties and other earn-out opportunities over a three-year period in one case and over a four-year period in the other case. The proceeds of these transactions were utilized to reduce the Company's senior secured debt owed to CIT. For additional information, see Note O of the Notes to Consolidated Financial Statements.

     Products
      The Company operates primarily in only one industry segment, the manufacturing and packaging of household cleaning products, including powdered and liquid laundry detergents. The Company also performs contract manufacturing and packaging of household cleaning products.

     Customers
      The Company divides its sales between private label sales (including control brands) and contract manufacturing. The Company had four customers that each accounted for greater than 10% of the Company's revenues in 1995:
Sears, Roebuck and Co. ("Sears"), Kmart, Procter and Gamble and Benckiser. As a result of the disposition of the liquid laundry detergent and fabric softener sheet businesses, Kmart and Benckiser are no longer customers of the Company. The loss of either Sears or Procter and Gamble as a customer would have a material adverse effect on the Company. In 1994, Sears, Kmart and Procter and Gamble each accounted for greater than 10% of the Company's revenues. In 1993, Sears, Lever Brothers Company ("Lever") and Kmart each accounted for greater than 10% of the Company's revenues.

      The Company has been a supplier of Sears branded home laundry products for over 30 years. During the three years ended December 31, 1995, Sears accounted for the following percentages of net revenues:

     1995           1994      1993
     20%             16%      14%

      During 1995 and 1994 sales to Procter and Gamble accounted for the following percentages of net revenues:

     1995              1994
      13%               10%

     Sales to Procter and Gamble did not account for more than 10% of net revenues in 1993.

      The Company produces its contract manufacturing business on a make and ship basis; therefore, minimal inventories are carried. The Company carries a minimal buffer inventory for its private label accounts. Primarily, the Company extends industry standard terms to its customers.



                                    - 2 -

     Distribution
      The Company's private label and control label products are sold in retail stores, including mass merchants and service centers. The Company primarily uses its own sales force to sell its products. Products produced under contract manufacturing agreements are generally distributed under arrangements made by the purchaser.

     Raw Materials
      The primary raw materials used in the Company's products include soda ash, surfactants, brighteners, packaging materials. In 1995, in general, raw materials were available in adequate quantities to meet the needs of the business. It is believed that raw materials will, in general, be available to meet the Company's anticipated requirements in 1996 and beyond. During 1995, energy resources were adequate to meet the needs of the business and it is believed they will be adequate during 1996.

     Competition
      The Company competes nationally in all major markets in the household detergent category. The Company faces significant competition. The Company believes that there are 15 major domestic producers of household detergent with substantial sales, five of which account for approximately 73% of industry sales. The top five companies are the major national brand detergent producers. The private label market represents approximately 3% of the detergent market. The remaining major domestic producers compete within this 3%. Several of these second tier companies also participate in the contract packaging segment of the business. The Company believes that it is the twelfth largest domestic manufacturer of household detergents. The Company competes on the basis of price, service and product quality. The
Company believes there is a heavy emphasis on price in the marketplace. Management believes that the Company has expertise in a broad array of detergent products and offers experience in contract packaging with major companies.

      As part of its quality control program, the Company subjects raw materials and packaging components to quality tests upon purchase. Company products are made to predetermined specifications with quality tests conducted during production.

     Research and Development
     The Company spent approximately $218,000, $345,000, and $665,000, during 1995, 1994 and 1993, respectively, on Company-sponsored research relating to the development of new products or the improvement of existing products.

     Patents, Licenses, Franchises and Concessions
      The Company, in management's opinion, holds no material patents, licenses, franchises or concessions. The Company has no licenses with foreign manufacturers.

      Export sales did not constitute a material portion of the Company's business in 1995.














                                    - 3 -

     Environmental Compliance
      The Company believes that it is currently in compliance in all material respects with all presently applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Capital expenditures of the Company attributable to compliance with such provisions were immaterial in 1995 and the Company anticipates such expenditures to be immaterial in 1996. For additional information regarding special accruals relating to environmental compliance with respect to discontinued operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" under Item 7 hereof.

     Backlog
      The Company believes that the dollar amount of backlog orders for its business is immaterial.

     Seasonality
      The Company does not believe the household cleaning product business is seasonal; however, promotional activities of certain customers can result in increased sales during specific time frames.

     Employees
      The Company had approximately 127 employees as of the close of business on December 31, 1995.



































                                    - 4 -
                             EXECUTIVE OFFICERS

      The following table sets forth the names of the executive officers at February 15, 1996, the positions and offices with the Company held by them, the date they first became officers, and their ages at February 15, 1996:

                                                   First Became
     Name                    Office                  an Officer      Age

William Spier        Director, Chairman of the Board,    1991         61
                       and Chief Executive Officer

Anders U. Schroeder  Director and Vice Chairman          1991         45

Anne E. Eisele       Director, President, and Chief
                       Financial Officer                 1991         40

Fred  J.  Flaxmayer  Corporate Controller and Chief
                       Accounting Officer                1995         39

Irving Kagan         Secretary and Legal Counsel         1992*        59

     Each executive officer was appointed to serve in the office or offices indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 1996 and until his or her successor is elected and qualified.

      No family relationships exist among the above named individuals and any directors of the Company.

      Messrs. Spier and Schroeder have held their positions as officers of the Company since June 5, 1991. Mr. Spier has been President and Chairman of Sutton Holding Corp. from 1989 to present and a private investor from 1982 to present. Mr. Schroeder has been Chief Executive Officer of Asgard Ltd. since 1990; Chairman and Chief Executive Officer of Odin International N.V. (a wholly owned subsidiary of Asgard Ltd.) since 1989; Executive Vice President of Sutton Holding Corp. since 1989; Vice Chairman of The Holding Company of 1867, Inc. since 1986. Ms. Eisele and Mr. Flaxmayer have held the positions set forth above or served the Company in various executive or administrative positions for at least the past five years.


          * Mr. Kagan was the Company's Senior Vice President and General Counsel from November 1992 to February 1994 and now serves as legal consultant and special counsel to the Company. In September
     1995, Mr. Kagan was appointed as Secretary of the Company. Mr. Kagan was a director of GAF Corporation from 1989 to 1993.














                                    - 5 -

Item 2.    Properties

      As of December 1995, the Company's general offices are located in Joliet, Illinois. In 1992, the Company sold three of its operating facilities (buildings and land) to its Pension Plan (the "Plan") and entered into 10-year leases by which the Company leased the facilities from the Plan. This transaction included the plants in Joliet, Illinois, Columbus, Georgia, and Union City, California. The Company ceased operations at the Columbus, Georgia plant in March 1994 and the facility has been subleased to an unrelated third party through September 30, 1997. In December 1994, the Company sold its plant (building and land) in South Holland, Illinois, to the Plan and leased it back. The Company ceased operations at the South Holland, Illinois facility in October 1995. For further information regarding these transactions, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note C of the Notes to the Consolidated Financial Statements.

     At December 31, 1995, the Company's manufacturing and warehousing operations were located at the following facilities.
                          Approximate
                           Floor Area
        Location           in sq. ft.          Nature of Operation

Union City, California     130,000(a)     Production and distribution
                                            of spray dried powder detergents

Joliet, Illinois           160,000(b)     Production and distribution of
                                            agglomerated powder detergents
                                            and liquid detergents
                           ---------
                   Total    290,000

     Approximately 61% of the 290,000 sq. ft. of the floor area listed in the table above is currently being used for warehousing and administrative purposes. The properties are well maintained and in good operating condition. In general, the Company's present manufacturing facilities are adequate for current production as well as for a material increase in production.


__________
(a)Includes approximately 57,000 sq. ft. which were sold to the Plan in 1992 and are now leased by the Company and 73,000 sq. ft. which are leased from an unrelated party.
(b)  This facility was sold to the Plan in 1992 and is leased by the Company.

















                                    - 6 -

Item 3.      Legal Proceedings

 (i)  Lundman Development Corporation v. DeSoto, Inc.

       As previously reported, the Company was served with a Summons and Complaint filed in the United States District Court for the Eastern District of Wisconsin. The Complaint alleges, inter alia, that DeSoto violated the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to property the Company once owned in Fredonia, Wisconsin. The Company has denied the allegations in the Complaint and the matter is in the pre-trial discovery stage.

(ii)  West County Landfill v. Raychem International et al

As previously reported, the Company was served with an Amended Complaint filed in  the  United  States  District Court for  the  Northern  District  of
     California.   The  Amended Complaint alleges, inter  alia,  that  DeSoto violated CERCLA with respect to the West County Landfill in California. The Company has denied the allegations in the Amended Complaint and the matter is in the pre-trial discovery stage.

(iii) Ninth Avenue Remedial Group et al v. Allis-Chambers Corporation et al

       As previously reported, the Company was named in a complaint filed in the United States District Court for the Northern District of Indiana. The complaint alleges that DeSoto and numerous other parties are jointly and severally responsible under CERCLA for the cleanup and future cleanup of the site. Also, as previously reported, the U. S. EPA issued an administrative order against the Company under Section 106(a) of CERCLA demanding that the Company, inter alia, undertake the remediation at the Ninth Avenue Site. DeSoto has responded that it intends to comply with all terms of the order.

(iv) As previously reported, an insurance carrier to a third party has asserted a claim against the Company for property damage allegedly incurred when a fertilizer product manufactured by the third party, containing a chemical sold to that party by one of the Company's discontinued operations, allegedly caused or promoted a fungus infection resulting in failure of certain tomato crops in the United Kingdom. The damages alleged are approximately $1.4 million. The Company's defense has been undertaken by one of its insurance carriers, with a reservation of rights.

(v)   In re DeSoto, Inc. Shareholder Litigation

       As previously reported, there are several shareholder actions still pending in the Delaware courts relating to various proposals of Sutton Holding Corp. to acquire the Company in the period 1989 to 1991. These actions, all of which were consolidated, have not been actively pursued and it appears the case was removed from the court's calendar; however, the plaintiffs recently served a discovery request upon the Company. The Company believes that these actions are not material.

(vi)        United States of America v. Akzo et. al.

       As previously reported, the Company was named in a complaint filed in the United States District Court for the Eastern District of Michigan. The complaint, filed on behalf of the U.S. EPA, alleges, inter alia, that the Company and four other parties are responsible under Section 107 CERCLA for costs the EPA incurred at the Metamora Landfill site in Lapeer, Michigan. The complaint also seeks a declaration under Section 113 of CERCLA that the Company is liable for the EPA's future costs that may be incurred at this site.


                                    - 7 -
     The State of Michigan had also served a complaint upon the Company in the United States District Court for the Eastern District of Michigan paralleling the Federal action. The State has since dismissed the action as to the Company.

     The Company's defense in these actions has been assumed by the firm and its principal shareholder from which the Company purchased certain assets of the business which is alleged by the EPA to be partially responsible for the alleged contamination at this site. The former owners have also agreed to indemnify the Company with respect to the claims asserted in the complaints.

(vii) As previously reported, the Company was named as a defendant in an action brought by Liberty Mutual Insurance Company in the Circuit Court of Cook County, Illinois, seeking declaratory relief with respect to insurance coverage previously purchased by the Company from Liberty, that Liberty had no insurance obligation to the Company with respect to environmental sites and litigations where the Company has been named as a defendant or been identified as a potentially responsible party. The Company moved to dismiss on the grounds that the Company had previously filed a more comprehensive action in the federal district court in New Jersey. In December 1995, the state court ruled in favor of the Company and dismissed the action. Liberty has recently filed a notice of appeal seeking to overturn the court's ruling.

      In August 1995, the Company commenced an action in the federal district court in New Jersey, seeking contract and declaratory relief with respect to insurance coverage that the Company purchased from Liberty. Liberty moved to dismiss the complaint on the grounds that the District of New Jersey is not a proper forum for the dispute. The motion is pending and discovery has not yet commenced.

      As previously reported, the Company, in 1993, had commenced an action in the federal district court in New Jersey, which had sought contract and declaratory relief with respect to certain insurance coverage purchased
     from  Liberty.   That  action was settled in July  1995  pursuant  to  a
     confidential settlement agreement.

(viii) As previously reported, the Company received a unilateral Administrative Order issued by the U. S. EPA under Section 106 of CERCLA, alleging that the Company is a potentially responsible party in connection with the Marina Cliffs Site in the South Milwaukee, Wisconsin. The Company presently believes that it has no liability and that any potential environmental damage at the site is the result of activity by parties other than the Company.

(ix) As previously reported, Fort Dearborn Lithograph Co. has filed suit against the Company in the Circuit Court of Cook County, Illinois, seeking to collect allegedly unpaid invoices for goods and services, of approximately $500,000. The disposition of this action has been stayed by agreement of the parties, pending resolution of an overall trade creditor arrangement.

(x) Liquid Container, L. P. has filed suit against the Company in the Circuit Court of Cook County, Illinois, claiming breach of contract and damages relating to a transaction involving, in part, the Company's former blow molding operations. The Company has asserted a number of defenses and counterclaims. The action is in the early stages of pre-trial discovery.

(xi) Rooney v. DeSoto, Inc., et. al.
     This action was filed in 1991 in the District Court of Tarrant County, Texas, by various emergency health care providers against the Company, among others, claiming damages for alleged personal injuries purportedly related to an industrial accident involving a Company employee at its former facility in Fort Worth, Texas. The case has been finally set for trial in May 1996.

                                    - 8 -
(xii) Environmental Matters

      The Company has been identified by government authorities as one of the parties potentially responsible for the cleanup costs at a number of waste disposal sites, several of which are on the U.S. EPA's Superfund priority list. In addition, damages are being claimed against the
     Company in private actions for alleged personal injury or property damage in the case of certain other waste disposal sites.

       For further information regarding environmental liabilities, refer  to
     Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note I of the Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

       The annual meeting of stockholders was held on December 20, 1995. Matters submitted to and approved by the stockholders included the election of directors and the ratification of the appointment of Arthur Andersen LLP as auditors.

      Each nominee for election as a director was approved. 4,314,440 shares of voting stock were voted for Anders U. Schroeder and 45,791 shares of such stock were withheld; 4,314,413 shares of voting stock were voted for David M. Tobey and 45,818 shares of such stock withheld.

      4,346,754 shares of voting stock were voted for the ratification of the appointment of Arthur Andersen LLP as independent auditors, 6,371 of such shares were voted against the appointment and 7,106 shares of such stock abstained.


                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

      The common stock of the Company and the associated preferred share purchase rights are traded on the New York Stock Exchange. (The preferred share purchase rights do not trade separately from the common stock and are represented by certificates for the common stock.)

      Information with respect to the high and low sales prices of the Company's common stock and dividends is as follows:
                               1995                          1994
                    Price Range    Dividend       Price Range       Dividend
                     in Dollars    Declared       in Dollars        Declared
                   High    Low     Per Share       High     Low     Per Share

   1st Quarter    $5 3/8  $ 3       $   -         $8 5/8   $6 3/4   $   -
   2nd Quarter     6 1/4    4 3/4       -          7 3/8    5 1/2       -
   3rd Quarter     5 3/8    4 1/4       -          6 7/8    4           -
   4th Quarter     5 3/8    2 3/4       -          5 3/8    3           -
                                    ------                          ------
                                    $   -                           $   -

      At a meeting of the Company's Board of Directors on March 11, 1992, a resolution was approved eliminating the regular quarterly dividend on common stock until further action by the Board. Terms of the senior preferred stock prohibit the declaration of dividends on common stock while dividends are in arrears on the senior preferred.

     At March 5, 1996, there were 1,738 stockholders of record of the Company's common stock.


                                    - 9 -
Item 6.  Selected Financial Data

                                               1995      1994      1993      1992      1991
                                           (in thousands of dollars except per share amounts)
OPERATING:
  Net revenues(1)........................... $52,339   $87,182  $101,175  $ 59,799  $ 58,872
  Loss from operations before income
    taxes and accounting change (1)(2)......  (5,393)   (2,284)  (13,322)   (3,542)     (202)
  Net loss (1)(2)(3)........................  (4,635)   (1,635)   (8,090)   (2,318)     (402)

YEAR-END POSITION:
  Total assets (4).......................... $64,968  $ 83,112  $ 91,957  $ 95,634   $64,559
  Long-term debt, less current portion (5)..       -         -     5,000     6,200     6,192
  Redeemable preferred stock................   4,288     3,569     3,052     2,566         -

PER SHARE OF COMMON STOCK:
  Loss from operations
    before accounting change (1)(2).........  $(1.10)   $(0.42)   $(1.83)   $(0.54)  $ (0.10)
  Net loss (1)(2)(3)........................   (1.10)    (0.42)    (1.83)    (0.58)    (0.10)
  Dividends declared during year............       -         -         -         -      0.04

(1) Operating results subsequent to November 12, 1992 include revenues and results from operations of J. L. Prescott Company which was acquired on that date. In July 1995, the Company sold the liquid laundry detergent and fabric softener sheet businesses it had acquired from J. L. Prescott Company.

(2) The loss from operations before income taxes and accounting change included net non-operating income of $6,361,000, $1,303,000 and $2,420,000 in 1995, 1994 and 1993, respectively; provision for restructuring of operations of $3,100,000, $2,900,000 and $1,229,000 in 1995, 1993 and 1992,
respectively; and $3,059,000 and $3,025,000 of other non recurring charges in 1995 and 1993, respectively.

(3) Net loss included the cumulative effect of an accounting change of $162,000 of expense ($0.04 per share) in 1992.

(4) In November 1992, the Company purchased J. L. Prescott Company. In July 1995, the Company sold its liquid laundry detergent and fabric softener sheet businesses.

(5) In December 1994, the Company entered into a three-year revolving credit facility with CIT. The characteristics of the arrangement were such that the entire debt was classified as current. The long-term debt outstanding at the commencement of the CIT credit facility was paid off as part of the transaction. As of September 30, 1995, the Company completely repaid the outstanding borrowings under the credit facility with CIT and the facility was terminated; and the Company had no outstanding borrowing as of that date.










                                   - 10 -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

      As discussed in Note B to the Consolidated Financial Statements, the Company has continued to experience losses from operations and negative operating and financing cash flows. As part of the Company's continuing effort to manage its accounts payable and cash flow requirements, the Company has been negotiating a Trade Composition Agreement and a related Security Agreement with its trade creditors as represented by a committee of six major creditors of the Company. The proposed agreements include a standstill agreement related to accounts payable existing as of September 22, 1995. Also, as part of the proposed Trade Composition Agreement, the Company initiated the termination of its overfunded pension plan to be effective contingent upon the receipt of appropriate governmental approvals. For further information regarding the plan termination, refer to Note C to the Consolidated Financial Statements. Under the standstill agreement, if certain conditions are met, the creditors who sign the agreement agree not to initiate litigation or other efforts to collect amounts owed to them. The Company has agreed to pay each Qualified Trade Creditor (as defined) the balance owed to that creditor within 10 days of receipt of the reverted excess pension plan assets. If payment is not made by July 1, 1996, interest would accrue from that date at 8% per annum on the outstanding balance. The proposed Security Agreement would grant a security interest and lien on all of the Company's assets to secure the obligations of the Company to the Qualified Trade Creditors. The proposed Trade Composition Agreement further stipulates that the Company may suspend efforts to terminate its pension plan if the Company enters into a binding agreement for a merger, asset sale or similar transaction, involving substantially all of the Company's assets, which provides that all Qualified Trade Creditors will be paid in full. The Company and most of its creditors have been operating within the understanding  outlined  above.  The final Trade  Composition  Agreement  and related documents were circulated for signatures on March 11, 1996 and execution of the documents has not yet been completed. The Company is continuing to pursue, with the assistance of its investment bankers, a possible business combination; however, there can be no assurance as to the outcome of such efforts. For further information regarding a possible business combination, refer to Note P to the Consolidated Financial Statements.

      As a result of its liquidity situation, the Company is currently operating on a C.O.D. or limited credit basis with respect to purchases of supplies and raw materials. The Company has been able to operate within these constraints and expects to be able to continue to do so for the immediate future.

      The Company continues to manufacture powdered laundry detergents at its facilities in Joliet, Illinois and Union City, California. The Company also continues to manufacture certain liquid detergents at its Joliet facility. During July 1995, the Company completed the transfer and assignment to two separate buyers of various operations and assets involved in its liquid detergent and fabric softener sheet businesses. The assets involved included certain customer rights, accounts receivable, inventory and machinery and equipment. Both transactions provide for the Company to receive royalties and other earn-out opportunities over a three-year period in one case and over a four-year period in the other case.

      Initial proceeds from these transactions were used to reduce the Company's senior secured debt under its revolving credit agreement with CIT. In September 1995, the Company completely repaid the outstanding borrowing under its revolving credit agreement with CIT and the agreement was terminated. The Company currently has no outstanding secured debt or revolving credit arrangements.







                                   - 11 -

      Cash flow from operations in 1995 was a positive $1.0 million. The positive cash flow from operations included the cash proceeds of $6.1 million from insurance settlements regarding the cost of cleanup at certain hazardous waste sites. Cash flow from operations also reflects the impact of no longer carrying receivables or inventory related to the liquid laundry detergent and fabric softener sheets businesses. The disposition of these businesses and the resulting shut-down of the Company's operating facilities in South Holland, Illinois and Thornton, Illinois, are expected to reduce the cash required to fund continuing operations on a going forward basis.

      Accounts receivable at December 31, 1995, when compared to December 31, 1994, also reflects a reduction in trade accounts receivable due to the impact of reduced sales. Inventory levels have declined during the same time period due in part to lower requirements stemming from lower sales as well as the continued impact of a product rationalization/inventory control program.

      The decline in property, plant and equipment reflects the disposition discussed above, the sale of equipment no longer used in operations as well as the write-down to net realizable value of machinery and equipment at the Company's South Holland facility. This equipment was sold as part of an auction that took place in February 1996. In addition, the excess of depreciation over capital expenditures in 1995 contributed to the reduction in net property, plant and equipment.

      The decline in other non-current assets during the year was largely due to the write-off of approximately $3.3 million of goodwill related to the liquid detergent and fabric softener sheet businesses in the third quarter. This write-off was partially offset by the minimum long-term royalty of $1.5 million recorded as part of the sale of the liquid detergent and fabric softener sheet businesses in July.

      Reserves and liabilities related to restructuring programs increased during 1995 primarily due to provision for expenses related to the disposition of the liquid laundry detergent business and the related shutdown of the South Holland facility. Significant components of this accrual include future rental payments to the Company's pension plan and future real estate taxes on the property.

      The Company expects to fund operations in 1996 with proceeds from insurance settlements and other settlements, proceeds from the sale of machinery and equipment formerly utilized in the liquid business in South Holland, Illinois and via spot factoring of accounts receivable. As reported previously, the Company is evaluating various methods of maximizing the economic benefit of its overfunded pension plan. However, there can be no assurance as to the outcome of such efforts.

      The Company has been identified by government authorities as one of the parties potentially responsible for the cleanup costs at a number of waste disposal sites and for certain alleged contamination. In addition, damages are being claimed against the Company in private actions for alleged personal injury or property damages in the case of some of the waste disposal sites. Special accruals have been made for the estimated costs of the Company's expected resulting liability. These estimates are subject to numerous variables, the effects of which are difficult to measure, including the stage of the investigations, the nature of potential remedies, the joint and several liability with other potentially responsible parties and other issues. Accordingly, the accruals represent the Company's best estimates of its potential exposure at this time. It is the opinion of management, after evaluating the variables discussed above as well as the anticipated time frame for remediation, that the resolution of the waste-site liability will not have a material adverse effect on the Company's financial position. Of the $2.0 million accrued as a current liability for waste site cleanup, $755,000 is fully funded by a trust fund which was included in restricted investments as part of current assets on the Company's balance sheets. The fund was established in 1990 as part of the sale of discontinued operations and may be accessed by the Company and, in certain circumstances, a certain purchaser of the discontinued operations. Another $29,000 of the current waste site liability is covered by funds from an escrow which the Company received in 1993 and placed in a restricted cash account to secure a certain cleanup obligation. In 1995, the Company paid out approximately $2.3 million on waste site related liabilities, excluding legal and administrative costs; of this amount $1.1 million was disbursed from the trust discussed above and $29,000 was disbursed from the restricted cash account discussed above. Based upon currently available information, the Company is unable to determine the timing of future payments for that portion of the liability which has been classified as long-term. For additional information regarding the waste site cleanup liability, refer to Note I of the Notes to Consolidated Financial Statements.




                                   - 12 -
      The  Financial  Accounting  Standards Board  has  issued  Statement  of
Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company has not yet determined what impact adoption of the new standard will have on the Company's results of operations or financial position; however, management does not believe the impact will be material. The Company ceased operations at its South Holland facility in 1995. Machinery and equipment that was located at the facility was written down to net realizable value as of December 31, 1995. This value was based upon the proceeds received at an auction of the equipment held in February 1996 when the equipment was completely liquidated.


RESULTS OF OPERATIONS

1995 Versus 1994

Results of operations for 1995 reflect the disposition of the Company's liquid detergent and fabric softener dryer sheet businesses as of July 14,
1995. These businesses accounted for approximately $27.2 million of net revenues in 1995 versus $51.7 million of net revenues during 1994. The Company continues to manufacture powdered laundry detergents.

Overall net revenues in 1995 decreased approximately 40% versus the prior year. Net revenues from the continuing business (excluding liquid detergent and fabric softener sheet revenues) decreased approximately 29% in 1995 versus 1994. This decline can be attributed largely to a decrease in sales to two customers: Sears and Lever Brothers.

Sales to Sears in 1995 were approximately $3.5 million lower than last year; a decrease of approximately 25%. This decline was partially attributable to promotional activity in 1994 as well as competitive pressures that have had a negative impact on sales in general.

Sales to Lever Brothers in 1994 included approximately $2.0 million of sales of autodish gel and concentrated fabric softener and $1.3 million of sales of fabric softener sheets. As previously reported, Lever transferred this business out of DeSoto during the second and third quarters of 1994. The Company no longer manufactures either product.

Sales to Kmart in 1995 were approximately $8.2 million lower than the comparable period in 1994. Sales were made to Kmart as part of the liquid laundry detergent operations which were sold in July. Approximately $3.4 million of the decline in sales to Kmart occurred before this business was disposed of.

The decline in gross profit resulted from pricing pressures, product and customer mix, reduced volume, increased packaging costs and unrecovered fixed costs at certain of the Company's operating plants. In addition, the Company continued to manufacture products for the buyer of its liquid detergent business from July to October in 1995. These products were sold to the buyer at prices that approximated cost.

Selling, general and administrative costs declined approximately 15% in 1995 versus 1994. This decline reflects the elimination of administrative personnel subsequent to the business dispositions in 1995 as well as continued efforts at cost containment. Selling, general and administrative expenses in 1994 also included the operation of the Columbus, Georgia facility, which closed in March 1994 and the Stone Mountain, Georgia facility, which closed in July 1994.

Nonrecurring expense included a net loss on the sale of the liquid detergent and fabric softener sheet businesses (including the write-off of related goodwill) and a $3.1 million provision for costs associated with the resulting closure of operating facilities due to these dispositions.






                                   - 13 -

Interest expense in 1995 was lower than the prior year because the Company had no outstanding borrowing subsequent to September 1995 when the Company completely repaid the outstanding borrowing under its credit facility with CIT. Nonoperating income in 1995 included approximately $6.1 million from insurance settlements and approximately $244,000 of royalty income related to technology sold by the Company in 1990.

In general, the effects of inflation have not been material to the Company.


1994 Versus 1993

      Net revenues decreased approximately 14% from 1993. The decrease was primarily the result of lower sales to Lever and the loss of a customer to which the Company made $5.0 million in sales during 1993. Other losses and gains of business for the most part offset each other. The 1993 revenues also included approximately $3.1 million in sales related to Jean Sorelle, the assets and business of which were sold on December 30, 1993. Sales to Lever declined approximately $7.0 million versus 1993. During 1994, Lever transferred its autodish gel business to one of Lever's own production facilities and transferred its fabric sheet business to another company.

      The decline in gross profit was attributable to customer and product mix. Competitive pricing pressures in the marketplace continued to depress pricing. While new business was obtained, in most cases it was at a lower gross profit than the lost business it replaced. There was also continued pressure to participate in advertising and promotional support of various customers. This too negatively impacted gross profit.

      Selling, general, and administrative costs were reduced significantly from 1993. Approximately $1.2 million of the reduction related to the fact that the 1993 results included an entire year of expenses related to Jean Sorelle. This business was sold on December 30, 1993. The shutdown of the two Georgia facilities also resulted in a reduction of approximately $500,000. The disposition of the former headquarters facility in 1993 resulted in the elimination of approximately $750,000 in carrying costs in 1994. There was a significant reduction in 1994 with respect to legal fees and outside professional fees resulting from the settlement of various outstanding legal matters. The reduction also reflected the Company's continued focus on cost control and containment across all functions of the Company.

      Nonoperating income in 1994 included the settlement of arbitration related to a portion of the business sold in 1990. Other components of nonoperating income included a settlement related to fees paid for professional services and royalty income related to technology sold by the Company in 1990.


Item 8.  Financial Statements and Supplementary Data

       The financial statements listed in the "Index to Financial Statements and Financial Statement Schedule" are filed as a part of this report on page S-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.












                                   - 14 -
                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

                             BOARD OF DIRECTORS

Set forth below is certain information, as of February 15, 1996, about each director of the Company. Unless otherwise provided, each director has served in the capacity indicated (or in comparable administrative or executive positions with the same corporation) for the past five years.

            Terms Expiring at the 1996 Annual Meeting (Class II)

ANNE E. EISELE                                            Director since 1994
President of the Company since September 1995;
Chief Financial Officer of the Company since                         Age:  40
November 1992; served the Company in various executive or administrative positions since March 1984.

                               _______________

PAUL E. PRICE                                             Director since 1988
Retired Senior Vice President of The Quaker Oats Company
(manufacturer of grocery products and pet foods)                     Age:  61

Director: Xytronyx, Inc.; and Eljer
Industries, Inc.

                               _______________

            Terms Expiring at the 1997 Annual Meeting (Class III)

DANIEL T. CARROLL                                         Director since 1991
Chairman of the Board and President of the Carroll Group,
 Inc. (a management consulting firm).                                Age:  69

Director: Aon Corporation; Comshare, Inc.; Diebold, Inc.;
       Wolverine World Wide, Inc.; A. M. Castle & Co.;
       American Woodmark Corporation; Oshkosh Truck
       Corp.; and Woodhead Industries, Inc.

                               _______________

WILLIAM P. LYONS                                          Director since 1991
Chairman of JVL Corp., (a manufacturer of generic and over-
the-counter pharmaceutical products) since 1992; President           Age:  54
and Chief Executive Office of William P. Lyons and Co., Inc.
(an investment firm) since 1975; Chairman and Chief Executive
Officer of Duro Test Corp. (a manufacturer of specialty lighting products) from 1988 to 1991.

Director: Holmes Protection Group,
       Inc.; Lydall, Inc.; and
       Video Lottery Technologies, Inc.

                               _______________











                                    -15-

WILLIAM SPIER                                             Director since 1990
Chairman of the Company from 1991 to present; Chief Executive
Officer of the Company from 1991 to January 1994 and from            Age:  61
September 1995 to present; President and Chairman of Sutton
Holding Corp. (a corporation formed for the purpose of acquiring the Company) from 1989 to present, and a private investor from 1982 to present.

Director: Geotek Communications,
       Inc.; Holmes Protection
       Group, Inc.; and Video Lottery Technologies, Inc.

                               _______________
             Terms Expiring at the 1998 Annual Meeting (Class I)

ANDERS U. SCHROEDER                                       Director since 1990
Vice Chairman of the Company from 1991 to present; Chief
Executive Officer of Asgard Ltd. (real estate investments and         Age: 45
corporate investments) since 1990; Executive Vice President of Sutton Holding Corp. (a corporation formed for the purpose of acquiring the Company) since 1989; partner in law firm of O Bondo Svane from 1982 to 1992.

                               _______________

DAVID M. TOBEY                                            Director since 1990
Managing Director of Parkway M&A Capital Corporation (a
company engaged in investments) since 1988.                          Age:  57

Director: Competitive Technologies, Inc.

                               _______________


      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file by specific dates with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to report in this proxy statement any failure to file by the relevant due date any of these reports based solely on the Company's review of copies of such reports furnished to it and written representations received by the Company that the filing of a Form 5 was not required. Based upon this review, the Company is not aware of any person, who at any time during 1995, was a director, officer or a beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to the Exchange Act that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 1995.















                                   - 16 -
Item 11.  Executive Compensation

               COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth certain information for the years ended December 31, 1993, 1994, and 1995 concerning the compensation of the Chief Executive Officer and the one other most highly compensated executive officer of the Company who was serving as an executive officer as of December 31, 1995. The table also sets forth the compensation paid to two other executive officers who left the Company during 1995 and who otherwise would have been included in the table. In accordance with the rules and regulations of SEC, the compensation of only three executive officers in addition to the Chief Executive Officer is reported because no other executive officer serving as such as of December 31, 1995 earned from the Company $100,000 or more in salary for the year ended December 31, 1995.

Summary Compensation Table

                                   Annual Compensation (a)  Long Term Compensation Awards
                                                Other                            Stock
Name and                                        Annual          Stock Grants    Options     All Other
Principal Position           Year   Salary   Compensation    (Value)  (Shares)  (Shares)   Compensation

William Spier (b)            1995  $      -     $    -     $      -         -    10,000      $      -
Chairman of the Board        1994         -          -            -         -    10,000             -
and Chief Executive Officer  1993   123,750          -            -         -    10,000             -

John R. Phillips (c)         1995   215,333          -            -         -         -        15,512
President and                1994   275,301          -      174,375    30,000    70,000         2,235
Chief Executive Officer      1993         -          -            -         -         -             -

Anne E. Eisele (d)           1995   143,539      1,292       12,813     2,500    10,000         2,153
President and                1994   130,000          -            -         -         -         1,937
Chief Financial Officer      1993   115,000          -            -         -         -             -

N. Ron Bowen (e)             1995    62,500          -       25,625     5,000         -        83,654
Executive Vice President     1994   100,000          -            -         -    20,000         1,490

 ________________________

(a) Includes participants' before tax deposits to the DeSoto Stock Ownership Plus Plan.
(b) Mr. Spier served as Chief Executive Officer until December 13, 1993; effective September 1, 1995, Mr. Spier was again appointed Chief Executive Officer.
(c) Mr. Phillips first became an employee of the Company as of December 13, 1993. Mr. Phillips' employment contract provided for the grant on January 3, 1994 of an award of 30,000 shares of restricted stock pursuant to the 1992 Stock Plan of which 15,000 vested on grant and the remaining 15,000 shares vested on December 13, 1994. The value of Mr. Phillips' 30,000 shares as presented in the table is based upon the stock price on the dates the shares vested. The value of Mr. Phillips' 30,000 shares of stock at December 31, 1995 was $105,000. The amount under "All Other Compensation" represents paid vacation of $12,740 and contributions by the Company to Mr. Phillips' account in the DeSoto Stock Ownership Plus Plan of $2,772 in 1995 and contributions by the Company to Mr.
  Phillips'  account in the DeSoto Stock Ownership Plus Plan in 1994.   Mr.
  Phillips resigned as President and Chief Executive Officer, effective August 31, 1995. See "Employment Contracts".
(d) During 1993, Ms. Eisele was Vice President - Finance, Chief Financial Officer and Secretary; Ms. Eisele was named Senior Vice President in October 1993. As of September 1, 1995, Ms. Eisele was appointed President and continued as Chief Financial Officer. The amount under All Other Compensation represents contributions by the Company to Ms. Eisele's account in the DeSoto Stock Ownership Plus Plan. Ms. Eisele has been granted 10,000 shares of common stock under the 1992 Stock Plan to be awarded in 2,500 share installments on each May 2 from 1995 through
  1998.   The  value of Ms. Eisele's 2,500 shares as presented in the  table is based upon the stock price on the date the shares vested. The value of Ms. Eisele's 2,500 shares of stock at December 31, 1995 was $8,750.
  On November 8, 1995, Ms. Eisele was granted an option to purchase an additional 10,000 shares of Common Stock.


                                   - 17 -
(e) Mr. Bowen first became an employee of the Company as of May 2, 1994. The amount under "All Other Compensation" represents paid vacation of $8,654 and severance pay of $75,000 in 1995 and contributions by the Company to Mr. Bowen's account in the DeSoto Stock Ownership Plus Plan in 1994. Mr. Bowen had been granted 10,000 shares of common stock under the 1992 Stock Plan to be awarded in 5,000 share installments on each May 2 from 1995 through 1996. Mr. Bowen resigned as an employee of the Company, effective May 31, 1995, and the second 5,000 share installment has been forfeited. Additionally, the options grant for 20,000 shares has also been forfeited. The value of Mr. Bowen's 5,000 shares as presented in the table is based upon the stock price on the date the shares vested. The value of Mr. Bowen's 5,000 shares of stock at December 31, 1995 was $17,500.

     Shown below is information with respect to stock options granted during the year ended December 31, 1995 under the Company's 1992 Stock Plan, which provides, among other things, for the grant of options to purchase shares of Common Stock.

Option Grants, Exercises and Year-End Values - 1995 Option Grants

                                Percentage                                  Potential Realized
                                 of Total                                 Value at Assumed Rates
                    Options      Options                                      of Stock Price
                    Granted      Granted     Exercise                     Appreciation for Option
                  (in Common   to Employees    Price       Expiration          Term ($)(b)
                  Shares) (a)    in 1995     Per Share        Date             5%        10%
William Spier (c)   10,000         50.0%     $4 3/8     November 8, 2005    $27,514    $69,740
John R. Phillips         -            -         -              -                  -          -
Anne E. Eisele (c)  10,000         50.0%      4 3/8     November 8, 2005     27,514     69,740
N. Ron Bowen             -            -         -              -                  -          -

_______________________

(a) Stock appreciation rights may not be granted under the Company's 1992 Stock Plan.
(b) Under the rules and regulations of the SEC, the potential realizable value of a grant is the product of (i) the difference between (x) the product of the per share market price at the time of grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and (y) the per share exercise price of the option and (ii) the number of securities underlying the grant at year-end. Assumed annual rates of stock price appreciation of 5% and 10% are specified by the SEC and are not intended to forecast possible future appreciation, if any, of the price of the shares of Common Stock of the Company. (For example, if the price of shares of Common Stock remained at the exercise price of the options, (i.e. a 0% appreciation rate), the potential realized value of the grant would be $0.) The actual performance of such shares may be significantly different from the rates specified by the SEC.
(c)   The grant was made as of November 8, 1995 with an exercise price equal
  to   the  market  price  at  that  time.   The  options  were  immediately
  exercisable.

      The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 1995.

Aggregated 1995 Option Exercises and December 31, 1995 Option Values

                                          Number of Unexercised         Value of Unexercised
                  Shares                Options (in Common Shares)     In-the-Money Options at
                Acquired on    Value       at December 31, 1995         December 31, 1995 (a)
                 Exercise    Realized  Exercisable   Unexercisable   Exercisable   Unexercisable
William Spier         -           -        30,000  /          0           $  -   /      $  -
John R. Phillips      -           -        70,000  /          0              -   /         -
Anne E. Eisele        -           -        30,000  /          0              -   /         -
N. Ron Bowen          -           -             0  /          0              -   /         -


(a) Calculated by determining the difference between the fair market value of the Common Stock underlying the options on December 31, 1995 (3 1/2, the closing price on the New York Stock Exchange - Composite Transactions) and the exercise price of the options on that date.

                                   - 18 -
                            DEFINED BENEFIT PLAN

      The following table presents the estimated annual benefits payable upon retirement at age 65, after selected periods of continuous service, under the DeSoto Employees' Retirement Plan (the "Pension Plan") and the Salaried Employees' Pension Preservation Plan (the "Preservation Plan"):

                 Estimated Annual Pension Benefits at Age 65

                                     Years of Service in DeSoto
                                     Employee's Retirement Plan
     Average Annual Cash
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

      The compensation covered by the Pension Plan and the Preservation Plan is substantially the same as that reported under the "Salary" and "Bonus" columns of the Summary Compensation Table, limited, however, to $150,000 for 1995 (or such other amount provided by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code")). As of December 31, 1995, the estimated credited years of service of Messrs. Spier and Phillips and Ms. Eisele are approximately 5,2 and 12, respectively. Mr. Bowen was not vested in the Plan as of the date of his resignation from the Company. Benefits are computed on the basis of a straight life annuity and are subject to offset for Social Security benefits (although the calculation of the offset under the Salaried Pension Plan differs from the offset under the Preservation Plan). To the extent an employee's benefit as computed under the Salaried Pension Plan exceeds the limitations provided under the Code or an employee's service exceeds 35 years, the benefit will be provided under the Preservation Plan.

     In a settlement of litigation which became effective in 1992 related, among other things, to the Company's pension plans, employees of the Company who were participants in the pension plans on or after March 1, 1989 and prior to June 10, 1991, in essence, will receive a 3% increase in their accrued pension benefits as of June 10, 1991 under the plans, and such participants who have completed ten years of service with DeSoto but whose employment terminates or terminated prior to their attaining age 55 will be entitled to receive unreduced deferred vested benefits under the plans beginning at age 63 instead of age 65, but if they commence receiving such benefits prior to age 63, they will continue to receive reduced benefits on the same terms and conditions as previously. (Messrs. Spier, Phillips and Bowen are not eligible for these increased benefits; Ms. Eisele is eligible.)

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

                                   - 19 -

                            EMPLOYMENT CONTRACTS

      In connection with the employment of John R. Phillips by the Company and as an incentive for Mr. Phillips to join the Company, the Company entered into an employment contract, dated as of December 13, 1993, with Mr. Phillips employing him as President and Chief Executive Officer and appointing him as a member of the Board of Directors effective as of
January 3, 1994. The contract provided for an annual base salary of $250,000, the provision of benefits including life insurance and medical benefit plans and the use of a company car and, after 1994, participation in bonus plans generally on the same terms as other senior officers of the Company, the provision of $12,000 per year as a housing allowance, and reimbursement of business expenses and a club membership. In addition, the contract provided for the grant on January 3, 1994 of an award of 30,000 shares of restricted Common Stock pursuant to the 1992 Stock Plan, of which 15,000 vested on grant and the remaining 15,000 shares vested on December 13, 1994; and the grant, pursuant to the 1992 Stock Plan, on March 31, 1994, of a non-statutory option to purchase 70,000 shares of
Common Stock with an exercise price equal to the "Fair Market Value" on that date (as defined in the 1992 Stock Plan as the last sale price of shares on that date), of which 14,000 shares would vest on each December 13 from 1994 through 1998. The contract had an initial term of two years and, unless notice not to extend was given by the Company or Mr. Phillips, as of June 13, 1994, would be automatically extended so that the unexpired term as of any day would always be eighteen months. Under the contract, Mr. Phillips agreed to certain confidentiality and other similar provisions and to restrictions on his ability to compete with the Company.

      Following a reported restructuring of the Company in July 1995, Mr. Phillips resigned, effective as of August 31, 1995, as President and Chief Executive Officer and as a member of the Company's Board of Directors; and entered into an agreement with the Company, dated as of September 1, 1995, providing for the termination of his employment contract, effective as of August 31, 1995, and for his employment by the Company, for a six-month period from September 1, 1995 through February 29, 1996, to assist the Company during the transition following his resignation. Under the new agreement with Mr. Phillips, Mr. Phillips will continue to receive, over the aforesaid six-month period, an aggregate compensation of $62,500, payable in equal installments in accordance with the Company's customary payroll practices, corresponding to the salary he received under his original employment contract. For the thirty months next following the expiration of said six-month period, Mr. Phillips will receive the aggregate sum of $312,500, in equal installments, also in accordance with the Company's customary payroll practices, corresponding to the balance of the amount otherwise due to Mr. Phillips, under his original employment contract, upon the termination of that contract, Mr. Phillips' having agreed to the extension of the payout of his severance entitlement ($325,000), under his original employment contract, from eighteen to thirty-six months. Additionally, Mr. Phillips' options to purchase 70,000 shares of Common Stock were immediately vested, under the terms of his original employment contract, upon the termination of that contract; and Mr. Phillips has a period of nine months, from September 1, 1995 through May 31, 1996, within which to exercise such options in whole or in part. Under Mr. Phillips' new agreement, he will continue to receive the same medical and other insurance benefits he had received under his original employment contract, under the same conditions, until the earlier of August 31, 1996 or his obtaining alternative coverage elsewhere; the continued use of a company car through May 1996; and continued club membership through 1996. Mr. Phillips also agreed to continue to abide by the confidentiality and other similar provisions, and to restrictions on his ability to compete with the Company, as contained in his original employment contract.

     In September 1993, the Company entered into an agreement with Anne E. Eisele, then Senior Vice President and Chief Financial Officer, which provided for certain payments to be made to her in the event of a change in control of the Company, the amount of which depends on whether she remains in the Company's employ. This arrangement was amended as of March 12, 1996, to provide for the payment of two years' severance based upon her then current compensation in the event of a change in control of the Company.









                                   - 20 -

Item 12.   Security Ownership of Certain Beneficial Owners and Management


             STOCK OWNERSHIP OF MANAGEMENT AND OTHERS

      The following table sets forth certain information as of February 15, 1996 (except as otherwise indicated) regarding the beneficial ownership of shares of voting stock of the Company held by (i) directors, (ii) each person or entity known to the Company who beneficially owns more than 5% of the outstanding Common Stock or Senior Preferred Stock, (iii) each executive officer named in the Summary Compensation Table appearing in "Compensation of Executive Officers", and (iv) all directors (including
nominees)  and  executive  officers  as  a  group.   Except  as  otherwise
indicated, each person or entity has sole voting and investment  power  of
the  shares  listed.   For purposes of this table, shares  which  are  not
outstanding but which are subject to options or warrants are deemed to be outstanding for purposes of computing the percentage of outstanding shares of the class owned by the holder of the option or warrants but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by other persons.

                                                                                                      Combined
                                                                                                    Ownership of
                                                                     Amount and      Approximate     Common and
                                    Amount and       Approximate     Nature of       Percent of    Senior Preferred
   Name of Individual                Nature of       Percent of      Beneficial      Outstanding      Stock as
        or Entity                    Beneficial      Outstanding    Ownership of       Senior       Approximate
        or Number               Ownership of Common    Common     Senior  Preferred   Preferred    Percent of all
        in Group                  Stock (Shares)(1)     Stock       Stock (Shares)      Stock       Voting Stock
Sutton Holding Corp.(2)             1,797,089(3)        30.6%         583,333(4)       100.0%          36.8%(5)
William Spier                         809,840(6)        15.4%         259,259(7)        44.4%          18.4%
The Gabelli Group(8)                  617,800(8)        13.2%               0              0           11.7%
Anders U. Schroeder                   638,970(9)(10)    12.5%         194,444(11)       33.3%          14.7%
Pioneering Management Corp.(12)       459,400(12)        9.8%               0              0            8.7%
LL Capital Partners, L.P. (13)        276,700(13)        5.9%               0              0            5.3%
Dimensional Fund Advisors Inc.(14)    242,300(14)        5.2%               0              0            4.6%
John R. Phillips                      105,000(15)        2.2%               0              0            2.0%
Anne E. Eisele                         33,703(16)          *                0              0              *
William P. Lyons                       29,500(9)(17)       *                0              0              *
Daniel T. Carroll                       8,000(9)           *                0              0              *
David M. Tobey                          7,500(9)(18)       *                0(19)          0(19)          *(20)
N. Ron Bowen                            5,683(21)          *                0              0              *
Paul E. Price                           4,700(9)(22)       *                0              0              *
All directors and executive officers
    as a group (11 persons)         2,074,532(9)(23)    34.1%         583,333            100%          39.9%(9)(23)

_________________
* Denotes less than 1%


(1) The information under this caption is based on representations made to the Company by individual directors or nominees and/or filings made with the Securities and Exchange Commission.

(2) Sutton Holding Corp., a New York corporation, is part of a group filing a joint Schedule 13D with respect to ownership of shares of
     Common Stock that includes Anders U. Schroeder, an affiliate of William Spier, and parties having a business relationship with David Tobey. Sutton is owned by, Asgard Ltd. (an affiliate of Anders U. Schroeder), Parkway M&A Capital Corporation ("Parkway"), M&A Investment Pte Ltd. ("M&A") (entities having a business relationship with David Tobey), and an individual having no other relationship with the Company. Messrs. Spier, Schroeder and Tobey are directors and officers of Sutton. Sutton's address is 101 East 52nd Street, 11th Floor, New York, New York 10022.






                                   - 21 -
(3) Sutton is the record owner of 100 shares of Common Stock. The stock ownership reported in the table for Sutton also includes the stock ownership of the other parties to the Schedule 13D referred to in
     Note 2 as follows: Coatings Group, Inc. ("Coatings Group") beneficially owns 779,840 shares of Common Stock, of which 246,507 shares are currently outstanding and 533,333 shares are issuable upon warrants beneficially owned by Coatings Group; Anders U. Schroeder and an affiliated entity beneficially own 618,970 shares of Common Stock, of which 218,970 shares are currently outstanding and 400,000 are issuable upon warrants beneficially owned by the affiliate of Mr. Schroeder (options granted to Mr. Schroeder pursuant to the 1992 Stock Plan have not been included in the foregoing or in the ownership for Sutton reported in the table); Parkway beneficially owns 350,811 shares of Common Stock, of which 84,144 are currently outstanding and 266,667 are issuable upon exercise of warrants beneficially owned by Parkway; and M&A beneficially owns 47,368 shares of Common Stock, all of which are currently outstanding. Consequently, Sutton and these related parties currently beneficially own an aggregate of 597,089 currently outstanding shares of Common Stock and 1,200,000 shares of Common Stock issuable upon exercise warrants having an exercise price of $7.00 per share, representing the 1,797,089 shares of Common Stock reported in the table. (Options granted pursuant to the 1992 Plan to affiliates of any of these parties have not been included in these numbers.)

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

(6) Mr. Spier's stock ownership includes 246,507 currently outstanding shares of Common Stock and 533,333 shares of Common Stock issuable upon exercise of warrants owned by Coatings Group, a corporation of which Mr. Spier is President and Chairman of the Board, and options to purchase 30,000 shares of Common Stock which are currently exercisable and were granted pursuant to the 1992 Stock Plan. (The Coatings Group stock ownership also has been included in the stock ownership reported for Sutton. See Note 3.) The listed shares do not include the 100 shares owned by Sutton or 100 shares held by Mr. Spier's father-in-law, as to which Mr. Spier may be deemed the beneficial owner.

(7)  All such shares are owned by Coatings Group.  See Note 3.

(8)  As  reported  by  Mario  J.  Gabelli and various  entities  which  he directly or indirectly controls and for which he acts as chief investment officer (the "Gabelli Group") its members include the following: Gabelli Funds, Inc. ("GFI"), GAMCO Investors, Inc. ("GAMCO"), Gabelli Securities, Inc. ("GSI"), Gabelli & Company, Inc. ("Gabelli & Company"), Gabelli Performance Partnership ("GPP"), GLI, Inc. ("GLI"), The Gabelli Associates Fund ("Gabelli Associates"), Gabelli Associates Limited ("GAL"), The Gabelli & Company, Inc. Profit Sharing Plan; Gabelli International Limited ("GIL"), Gabelli International II Limited ("GIL II"), Mario J. Gabelli ("Mr. Gabelli"), Lynch, Safety Railway and Western New Mexico. The address of Mario J. Gabelli and the Gabelli Group is c/o J. Hamilton Crawford, Jr., Gabelli Funds, Inc., One Corporate Center, Rye, New York 10580-1434. Based on information in Amendment No. 22 to
     Schedule 13D, dated July 14, 1995, the Gabelli Group owns its shares of Common Stock as follows: Mario J. Gabelli, 7,500 shares; GAMCO, 602,800 shares; GSI, 1,000 shares; and GIL II, 6,500 shares. Each of the above persons or entities has sole voting and dispositive power over its shares, except that GAMCO does not have authority to vote 62,900 reported shares.

(9) Does not include options not yet issued in 1996 under the 1992 Stock Plan, but which under the terms of such Plan will be automatically granted shortly to non-employee directors. Pursuant to the Plan, on June 6, 1996, each of the non-employee directors will receive a grant of options to purchase 500 shares of Common Stock.

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

(12) Based on information in Schedule 13G, dated as of January 26, 1996. The address of Pioneering Management Corporation is 60 State Street, Boston, Massachusetts 02109.

(13) Based on information in Amendment No. 3 to Schedule 13D filed jointly by LL Capital Partners, L.P. and its general partner Lance Lessman, dated as of December 1, 1995. The address of LL Capital Partners, L.P. is 375 Park Avenue, New York, New York 10152.

(14) Based on information in Schedule 13G, dated as of February 7, 1996, filed by Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, Dimensional is deemed to have beneficial ownership of 242,300 shares of common stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(15) Includes options to purchase 70,000 shares of Common Stock which are currently exercisable and were granted pursuant to the 1992 Stock Plan.

(16) Includes shares of Common Stock held in Ms. Eisele's account in the DeSoto Stock Ownership Plus Plan and options to purchase 30,000 shares of Common Stock which are currently exercisable and were granted pursuant to the 1992 Stock Plan. Does not include 2,500 shares of common stock to be awarded on May 2, 1996 under the 1992 Stock Plan.

(17) Includes 25,000 shares of Common Stock owned by the William P. Lyons and Co., Inc. Pension Trust, the only participant and beneficiary of which is Mr. Lyons. Also includes options to purchase 4,500 shares of Common Stock, which are currently exercisable and were granted pursuant to the 1992 Stock Plan.

(18) Includes options to purchase 4,500 shares of Common Stock, which are currently exercisable and were granted pursuant to the 1992 Stock Plan. Does not include the stock ownership of Parkway and M&A. See
     Note 3.

(19)  Does not include the 129,630 shares owned by Parkway.

(20)  Does not include stock ownership of Parkway and M&A.  See Note 3.

(21) Includes shares of Common Stock held in Mr. Bowen's account in the DeSoto Stock Ownership Plus Plan.

(22) Includes options to purchase 4,500 shares of Common Stock which are currently exercisable and were granted pursuant to the 1992 Stock Plan.

(23) Includes 1,943 shares of Common Stock beneficially held in the DeSoto Stock Ownership Plus Plan for the account of executive officers. Also includes stock ownership of Sutton Holding Corp. to the extent not otherwise included in the beneficial ownership of directors and officers, stock options held by directors and officers if exercisable within 60 days and shares issuable upon exercise of warrants. (Without inclusion of such Sutton Holding Corp. stock ownership, directors and officers, as a group, would own (i) 1,676,253 shares of Common Stock, representing approximately 28.8% of the outstanding shares of Common Stock, (ii) 453,703 shares of Senior Preferred Stock, representing approximately 28.8% of all such shares, and (iii) approximately 33.3% of all voting stock.)

Item 13.   Certain Relationships and Related Transactions

     Inapplicable.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:

                     1.   The financial statement schedule listed in
                the "Index to Financial Statements and Financial Statement Schedule" filed as a part of this report on page S-1 hereof.

                      2. The exhibits listed in the "Index to Exhibits" filed as a part of this report on pages E-1 through E-3 hereof.

      (b)  Reports on Form 8-K

                A current report on Form 8-K dated as of January 16, 1996 was filed to report under Item 5 that the Company had notified the Pension Benefit Guaranty Corporation of its intention to terminate its Employee Retirement Plan, effective as of April 15, 1996, contingent upon the receipt of appropriate governmental approvals.

                 A  current report on Form 8-K dated as of March 13,
           1996 was filed to report under Item 5 that the Company was discussing a proposed merger with Keystone Consolidated Industries, Inc.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DeSoto, Inc.
                                   (Registrant)

                                   By   Anne E. Eisele*
                                        Anne E. Eisele
                                        President
March 29, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    SIGNATURE                     TITLE                   DATE

William Spier*            Director, Chief Executive Officer
                          and Chairman of the Board        )
                                                           )
Anders U. Schroeder*      Director and Vice Chairman       )
                                                           )
                                                           )
Anne E. Eisele*           Director, President and          )
                             Chief Financial Officer       ) March 29, 1996
                                                           )
Fred J. Flaxmayer*        Corporate Controller and         )
                          Chief Accounting Officer         )
                                                           )
Daniel T. Carroll*        Director                         )
                                                           )
William P. Lyons*         Director                         )
                                                           )
Paul E. Price*            Director                         )
                                                           )
David M. Tobey*           Director                         )


*By  Anne E. Eisele___________________________
     Anne E. Eisele, Attorney-in-Fact

DeSOTO, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Year Ended December 31, 1995

                                                       Page


Report by management                                     S-2

Report of Independent Public Accountants                 S-3

Consolidated statements of operations                    S-4

Consolidated statements of stockholders' equity          S-5

Consolidated balance sheets                              S-6

Consolidated statements of cash flows                    S-7

Notes to consolidated financial statements               S-8 to S-23

Quarterly revenues and earnings data (1995 versus 1994)  S-24

The following financial statement schedule is furnished herewith pursuant to the requirements of Form 10-K:

      Schedule II - Valuation and Qualifying Accounts    S-25



All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or in notes thereto.



















                                     S-1
Report By Management

The management of the Company has prepared the accompanying financial statements. The financial statements for the year ended December 31, 1995 have been audited by Arthur Andersen LLP. Arthur Andersen LLP's report indicates that the 1995 financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with generally accepted accounting principles, but raises matters that create doubt about the Company's ability to continue as a going concern, and states that the financial statements do not include adjustments that might result from the outcomes of the uncertainties.

The financial statements were prepared from the Company's accounting records, books and accounts which, in reasonable detail, accurately and fairly reflect all material transactions. To assure the accuracy of the Company's accounting records, books and accounts, the Company maintains a system of internal controls. These internal controls are designed to provide reasonable assurance that transactions are executed and recorded in the Company's books and records, and the Company's assets are maintained and accounted for, in accordance with management's authorizations. The Company's accounting records, policies and internal controls are reviewed by the Company's internal audit staff.

The Audit Committee of the Board of Directors of the Company, which is comprised of three outside directors, recommends for appointment by the Board and approval by the stockholders the firm of independent public accountants who are engaged on a yearly basis to audit the financial statements of the Company. The Audit Committee meets with the independent auditors to review the scope of the audit, the results of the audit and the recommendations made by said accountants with respect to the Company's accounting methods and system of internal controls.






                                Anne E. Eisele
                                   President and Chief Financial Officer





                                William Spier
                                   Chairman of the Board and
                                     Chief Executive Officer












                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of DeSoto, Inc.


We have audited the accompanying consolidated balance sheets of DeSoto, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DeSoto, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements for 1995 have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and negative operating and financing cash flows, and has contingent liabilities related to environmental matters, income taxes and the 1992 acquisition of J.L. Prescott Company, that collectively raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Financial Statement Schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Chicago, Illinois,
March 25, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS
                                             DeSoto, Inc. and Subsidiaries

                                            Year Ended December 31,
                                          1995       1994        1993
                                    (in thousands except per share amounts)

NET REVENUES............................ $52,339    $87,182    $101,175

COSTS AND EXPENSES:
   Cost of sales........................  54,069     84,800      96,309
   Selling, administrative and general..  10,164     11,889      18,794
   Retirement security program..........  (6,846)    (6,495)     (4,753)
   Nonrecurring expense.................   6,159          -       5,925
                                         --------   --------    --------
TOTAL OPERATING COSTS AND EXPENSES......  63,546     90,194     116,275
                                         --------   --------    --------
LOSS FROM OPERATIONS.................... (11,207)    (3,012)    (15,100)

OTHER CHARGES AND CREDITS:
   Interest expense.....................     546        575         642
   Nonoperating expense.................       -          -       1,601
   Nonoperating income..................  (6,360)    (1,303)     (4,021)
                                         --------   --------    --------
Loss before Income Taxes................  (5,393)    (2,284)    (13,322)
Benefit for Income Taxes................    (758)      (649)     (5,232)
                                         --------   --------    --------
NET LOSS................................  (4,635)    (1,635)     (8,090)

Dividends on Preferred Stock............    (507)      (319)       (302)
                                         --------   --------    --------
Net Loss Available for Common Shares.... $(5,142)   $(1,954)     (8,392)
                                         ========   ========    ========
NET LOSS PER COMMON SHARE............... $ (1.10)   $ (0.42)   $  (1.83)
                                         ========   ========    ========
Average Common Shares Outstanding.......   4,677      4,657       4,598
                                         ========   ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS















CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                    DeSoto, Inc. and Subsidiaries




                                                     Common
                                                      Stock                 Retained    Treasury
                                                  $1 par value   Warrants   Earnings      Stock
                                                           (in thousands of dollars)
BALANCE, January 1, 1993..........................   $ 5,619     $ 1,000    $ 61,722    $(36,868)
  Net loss........................................         -           -      (8,090)          -
  Accrued dividends - redeemable preferred stock..         -           -        (302)          -
  Accretion of redeemable preferred stock to
    liquidation preference........................         -           -        (185)          -
  Shares issued under employee stock options......         -           -      (1,017)      1,262
                                                      ------      ------     -------     -------
BALANCE, December 31, 1993........................     5,619       1,000      52,128     (35,606)
  Net loss........................................         -           -      (1,635)          -
  Accrued dividends - redeemable preferred stock..         -           -        (319)          -
  Accretion of redeemable preferred stock to
    liquidation preference........................         -           -        (198)          -
  Shares issued under employee
    stock options and other grants................         -           -      (1,182)      1,442
                                                      ------      ------     -------     -------
    BALANCE, December 31, 1994....................     5,619       1,000      48,794     (34,164)
  Net loss........................................         -           -      (4,635)          -
  Accrued dividends - redeemable preferred stock..         -           -        (507)          -
  Accretion of redeemable preferred stock to
    liquidation preference........................         -           -        (212)          -
  Shares issued under employee
    stock options and other grants................         -           -        (232)        271
                                                      ------      ------     -------     -------
BALANCE, December 31, 1995........................     5,619     $ 1,000    $ 43,208    $(33,893)
                                                      ======      ======     =======     =======
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS















CONSOLIDATED BALANCE SHEETS                                               DeSoto, Inc. and Subsidiaries
                                                                                       December 31,
                                                                                      1995      1994
ASSETS                                                                         (in thousands of dollars)
CURRENT ASSETS:
Cash..............................................................................  $    51   $ 1,702
Restricted cash...................................................................       29        58
Restricted short-term investments, at cost (approximates market)..................    1,180       710
Trade accounts and notes receivable, less allowance for doubtful
    accounts and notes of  $367 in 1995 and $1,819 in 1994........................    4,764    11,848
Inventories, net:
    Finished goods................................................................      405     4,331
    Raw materials and work-in-process.............................................      380     4,182
                                                                                    -------   -------
                                                                                        785     8,513
Deferred income taxes.............................................................    2,049     3,295
Prepaid expenses and other assets.................................................      231       215
                                                                                    -------   -------
    Total Current Assets..........................................................    9,089    26,341
RESTRICTED INVESTMENTS, at cost (approximates market).............................    3,770     4,666
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and improvements.............................................................        -         -
Buildings and improvements........................................................        -        90
Machinery and equipment...........................................................   14,440    22,783
                                                                                    -------   -------
                                                                                     14,440    22,873
Less accumulated depreciation....................................................    11,830    14,905
                                                                                    -------   -------
                                                                                      2,610     7,968
PREPAID PENSION COSTS.............................................................   46,913    39,319
OTHER NON-CURRENT ASSETS..........................................................    2,586     4,818
                                                                                    -------   -------
TOTAL ASSETS......................................................................  $64,968   $83,112
                                                                                    =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable..................................................................  $14,263   $14,961
Revolving credit agreement........................................................        -     8,381
Waste site cleanup................................................................    2,025     2,522
Reserves and liabilities related to restructuring programs........................    3,226     1,884
Other liabilities.................................................................    4,500     5,725
                                                                                    -------   -------
    Total Current Liabilities.....................................................   24,014    33,473

WASTE SITE CLEANUP - LONG-TERM....................................................    5,269     6,744
DEFERRED INCOME TAXES.............................................................   11,461    13,392
CONTINGENCIES AND LITIGATION (Note J).............................................        -         -
POST RETIREMENT AND POST-EMPLOYMENT BENEFITS......................................    1,223     1,510
LONG-TERM DEFERRED GAIN...........................................................    2,779     3,175
REDEEMABLE PREFERRED STOCK; series B senior preferred, 583,333
    shares authorized, issued and outstanding, $6 per share liquidation preference    4,288     3,569

STOCKHOLDERS' EQUITY:
Common stock, $1 par value, 20,000,000 shares authorized; issued --5,619,274......    5,619     5,619
Warrants..........................................................................    1,000     1,000
Retained earnings.................................................................   43,208    48,794
                                                                                    -------   -------
                                                                                     49,827    55,413
Less treasury stock, at cost (940,067 shares in 1995 and 947,567 shares in 1994)..   33,893    34,164
                                                                                    -------   -------
                                                                                     15,934    21,249
                                                                                    -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................  $64,968   $83,112
                                                                                    =======   =======
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS                               DeSoto, Inc. and Subsidiaries

                                                                         Year Ended December 31,
                                                                       1995       1994       1993
                                                                        (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................................   $(4,635)   $(1,635)   $(8,090)
Non-cash items:
  Net (gain) loss on disposal of assets - net of deferred credit..     4,177       (457)    (1,434)
  Depreciation and amortization...................................     1,397      2,920      4,148
  Pension income..................................................    (7,594)    (7,101)    (5,094)
  Deferred income taxes...........................................      (685)     1,390        407
  Other non-cash items............................................        38        174          -
                                                                      -------    -------    -------
     Net non-cash items...........................................    (2,667)    (3,074)    (1,973)
Changes in assets and liabilities resulting from
  operating activities:
    Net (increase) decrease in trade accounts
      and notes receivable........................................     5,719       (406)     5,666
    Net (increase) decrease in inventories........................     4,585      1,933     (3,195)
    Net decrease in other non-current assets......................     1,344      1,102      1,237
    Net increase (decrease) in other liabilities..................    (2,142)    (2,284)     2,930
    Net increase (decrease) in accounts payable...................      (698)    (4,040)     2,422
    Net (increase) decrease in other current assets...............      (458)      (185)     1,183
    Net (increase) decrease in refundable income taxes............         -      6,697     (4,185)
    Other.........................................................         -         16         (1)
                                                                      -------    -------    -------
Net cash flows from (used in) operating activities................     1,048     (1,876)    (4,006)
                                                                      -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of liquid laundry detergent and
    fabric softener sheet businesses..............................     5,305          -          -
    Proceeds from sale of assets..................................       622      3,803      4,285
    Additions to property, plant and equipment....................      (245)    (1,021)    (1,021)
    Net cash from waste site escrow...............................         -          -        917
                                                                      -------    -------    -------
Net cash flows from investing activities..........................     5,682      2,782      4,181
                                                                      -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions (payments) under revolving credit agreement...........    (8,381)       681      1,500
  Proceeds from shares issued from treasury stock.................         -         70        245
  Payment of mortgage loan........................................         -          -     (2,122)
                                                                      -------    -------    -------
Net cash flows from (used in) financing activities................    (8,381)       751       (377)
                                                                      -------    -------    -------
Net increase (decrease) in cash and cash equivalents..............    (1,651)     1,657       (202)
Cash and cash equivalents at beginning of the year................     1,702         45        247
                                                                      -------    -------    -------
Cash and cash equivalents at the end of the year..................   $    51    $ 1,702    $    45
                                                                      =======    =======    =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







                                     S-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SUMMARY OF ACCOUNTING POLICIES

      Principles of Consolidation. The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Short-Term Investments. For purposes of the statements of cash flows, the Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

      Inventories. Inventories are valued at the lower of cost or market. Cost is computed on the last-in, first-out (LIFO) method for all inventories. The cost of products includes raw materials, direct labor and operating overhead. If the first-in, first-out (FIFO) method of inventory accounting had been used for all of the Company's inventories, inventories would have been $1,493,000 and $1,889,000 higher than reported at December 31, 1995 and 1994, respectively.

      Property and Depreciation. Property is recorded at cost. Repairs and maintenance are charged to expense. Depreciation of property, plant and equipment is provided by charges to earnings based on the estimated useful lives of the assets, computed primarily on accelerated methods. Useful lives were 10-40 years for buildings and improvements and are 10 years for machinery and equipment.

      Goodwill and Amortization. Goodwill represented the excess of cost over the fair value of net assets acquired, and was being amortized by the straight-line method over 40 years until the related businesses were sold in 1995. This goodwill was written off in 1995 as a result of the disposition of the liquid detergent and fabric softener sheet businesses in 1995.

      Reclassifications. Certain reclassifications have been made to the 1994 and 1993 financial statements and footnotes to conform with current year presentation.

     Revenue.  Revenue is recognized at the time goods are shipped.

     Research and Development. Research and development costs are charged to expense. These charges were $218,000 in 1995, $345,000 in 1994, and $665,000 in 1993.

      Income Taxes. Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.







B.   LIQUIDITY AND CAPITAL RESOURCES

      The Company's financial statements for the year ended December 31, 1995 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses of $11.2 million, $3.0 million, and $15.1 million in 1995, 1994 and 1993, respectively; and cash flows from operations have been $1.0 million, $(1.9) million and $(4.0) million in 1995, 1994 and 1993, respectively. Cash flows from operations in 1995, however, included the cash proceeds from insurance settlements of $6.1 million, and $10.0 million from the reduction of working capital.

      In addition to operating and financing cash flow losses, the Company continues to be party to environmental exposures as discussed in Note I, has received a notice of tax deficiencies from the IRS as discussed in Note F., and has a contingent liability related to the 1992 Prescott acquisition as discussed in Note L. Although management has used the best information available to record the estimated liabilities for these matters, actual outcomes could differ from recorded amounts. Additionally, the timing of cash required to satisfy these obligations could significantly impact the Company's cash flows in 1996.

      As part of the Company's continuing effort to manage its accounts payable and cash flow requirements, the Company has been negotiating a Trade Composition Agreement and a related Security Agreement with its trade creditors as represented by a committee of six major creditors of the Company. The proposed agreements include a standstill agreement related to accounts payable existing as of September 22, 1995. Also, as part of the proposed Trade Composition Agreement, the Company initiated the termination of its overfunded pension plan to be effective contingent upon the receipt of appropriate governmental approvals. For further information regarding the plan termination, refer to Note C to the Consolidated Financial Statements. Under the standstill agreement, if certain conditions are met, the creditors who sign the agreement agree not to initiate litigation or other efforts to collect amounts owed to them. The Company has agreed to pay each Qualified Trade Creditor (as defined) the balance owed to that creditor within 10 days of receipt of the reverted excess pension plan assets. If payment is not made by July 1, 1996, interest would accrue from that date at 8% per annum on the outstanding balance. The proposed Security Agreement would grant a security interest and lien on all of the Company's assets to secure the obligations of the Company to the Qualified Trade Creditors. The proposed Trade Composition Agreement further stipulates that the Company may suspend efforts to terminate its pension plan if the Company enters into a binding agreement for a merger, asset sale or similar transaction, involving substantially all of the Company's assets, which provides that all Qualified Trade Creditors will be paid in full. The Company and its creditors have been operating within the understanding outlined above. The actual Standstill Agreement document was circulated for signatures on March 11, 1996 and final execution of the documents has not yet been completed. The Company is continuing to pursue, with the assistance of its investment bankers, a possible business combination; however, there can be no assurance as to the outcome of such efforts. For further information regarding a possible business combination, refer to Note P to the Consolidated Financial Statements.













                                     S-9
C.   PENSION AND EMPLOYEE INVESTMENT PLANS

      The Company's retirement security program includes a noncontributory defined benefit pension plan and an employee investment plan covering substantially all employees except certain hourly-rated employees; the Company also contributes to union sponsored plans. The Company's pension plan benefits are principally based on the employee's compensation and years of service. The Company's funding policy is to contribute annually at a rate that is intended to remain at a level percentage of compensation for the covered employees. The Company was not required to make contributions to the Company sponsored pension plan in 1995, 1994 and 1993 due to the plan's overfunded status.

      In  January  1996,  the Company announced that it  had  notified  the
Pension Benefit Guaranty Corporation of its intention to terminate the pension plan to be effective contingent upon the receipt of appropriate governmental approvals. The Company further intends to use 25% of the excess assets in the pension plan to fund a replacement plan and purchase an annuity contract to cover accrued plan benefits. The remaining excess plan assets will be subject to a 20% federal excise tax and federal and state income taxes. If more than 75% of the excess assets were reverted to the Company from the plan, such reversion would be subject to a 50% federal excise tax and federal and state income taxes. The Company intends to utilize the reversionary funds to satisfy, among other things, various creditor obligations and stabilize ongoing operations. As an alternative to termination of the pension plan, the Company is also continuing to pursue a possible business combination, in its ongoing efforts to preserve and maximize shareholder values; however, there can be no assurance as to the outcome of such efforts. For further information regarding the possible business combination, refer to Note P to the Consolidated Financial Statements.

      The Company makes contributions to the employee investment plan in cash or Company stock in an amount equal to 30% of employee deposits up to 5% of such employee's gross pay.

      The costs of the pension and employee investment plans are summarized as follows:

                                                     For the Years Ended December 31,
                                                         (in thousands of dollars)
                                                       1995        1994        1993
Noncontributory Retirement plans:
Service cost - benefits earned
  during the period ...............................  $    527    $    671    $    492
Interest cost on projected benefit obligation......     5,089       4,978       5,012
Actual return on assets - (favorable) unfavorable..   (30,841)      3,962      (8,652)
Net amortization and deferral......................    17,803     (16,824)     (2,053)
                                                     ---------   ---------   ---------
                                                       (7,422)     (7,213)     (5,201)
Employee Investment Plan...........................        35          84          47
Contributions to Union Sponsored Plans.............       242         313         288
Total income from pension and                        ---------   ---------   ---------
  employee investment plans........................  $ (7,145)   $ (6,816)   $ (4,866)
                                                     =========   =========   =========

     The change in the net amortization and deferral from 1993 to 1994 and from 1994 to 1995 was primarily due to the difference between the actual return on Plan assets, which was favorable in 1995 and unfavorable in 1994, versus the expected return on Plan assets. Under Statement of Financial Accounting Standards No. 87, the difference between the actual and expected return on assets is deferred and amortized over subsequent periods.






                                    S-10
      The pension plan's assets at December 31, 1995 are invested in United States Treasury Notes, corporate bonds and notes, investment partnerships, United States Treasury Securities, time deposits, commercial paper, interest rate futures, forward exchange contracts, foreign currency, certain real estate operated by the Company, various mutual funds invested in bonds, equity and real estate, mortgages and other short-term investments. The pension plan's funded status and amounts recognized in the Company's balance sheets at December 31 are presented below:

                                                            1995     1994
                                                     (in thousands of dollars)

Actuarial present value of vested benefit obligation...  $ 65,719    $ 57,540
                                                         ========    ========
Accumulated benefit obligation.........................  $ 65,877    $ 57,702
                                                         ========    ========
Plan assets at fair value..............................  $162,017    $135,764
Actuarial present value of
  projected benefit obligation.........................    66,832      59,471
                                                         --------    --------
Plan assets in excess of projected benefit obligation..    95,185      76,293
Unrecognized net gain..................................   (40,595)    (27,707)
Prior service costs....................................     2,064       2,259
Unrecognized net asset.................................    (9,741)    (11,526)
                                                         --------    --------
Prepaid pension cost recognized on the balance sheet...  $ 46,913    $ 39,319
                                                         ========    ========

      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1995 and 8.9% in 1994. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.0% in 1995 and 1994. The expected long-term rate of return on assets used in determining pension income was 8.0% in 1995 and 7.0% in 1994.

      In October 1992, the Company completed the sale of its real properties in Joliet, Illinois, Columbus, Georgia, and Union City, California, to a
real  property  trust  created by DeSoto's pension plan.   This  trust  paid
approximately $6.5 million in cash for the properties and entered into a ten-
year  lease  of  the  properties  to the  Company.   The  Company's  initial
annualized rental obligation was $707,000. The amount paid to the Company by the trust and the Company's annual rental obligation were based upon an independent appraisal and approved by the Company's Board of Directors.

     Effective January 1, 1994, the DeSoto Salaried Plan, Hourly Plan and J.
L. Prescott Plan were merged into the DeSoto Employee Retirement Plan. This action resulted in a combination of the assets of each of these plan into one trust fund. The method of calculating benefits under each of these plans remained unchanged.

      In March 1994, the Company ceased operations at the Columbus, Georgia facility. Effective October 1, 1994, the Company entered into an agreement to sublease the facility for a term of three years. The subtenant makes monthly rental payments directly to the pension trust; the Company continues to make monthly rental payments to the pension trust for the amount by which the Company's initial rental obligation exceeds the subtenant's rental obligation.

      In December 1994, the Company sold its real property located in South Holland, Illinois, to the real property trust of the Company's pension plan. The trust paid $4,117,000 in cash for the properties and has entered into a ten-year lease of the properties to the Company. The Company's annualized rental obligation (net of receipts from subtenants) is approximately $898,000 including the South Holland facility. The amount paid to the Company by the trust and the Company's annual rental obligation were based upon an independent appraisal and approved by the Company's Board of Directors.

D.   POST RETIREMENT AND OTHER POST EMPLOYMENT BENEFITS

      The Company provides certain health care and life insurance benefits for retired employees on a contributory basis. Substantially all of the Company's employees, except certain hourly-rated employees, may become eligible for such benefits if they reach qualifying retirement age while working for the Company. Such benefits and similar benefits for active employees are administered by two outside companies whose administrative fees are based upon number of participants and claims processed. The health care program is self funded by the Company with purchased stop loss coverage for claims over certain levels. Life insurance benefits are funded by policies for which the Company pays premiums. In certain cases the participants also contribute to the premium payment. The following table presents the costs of accruing the postretirement insurance benefits in 1995, 1994, and 1993:

                                                                   1995    1994    1993
                                                               (in thousands of dollars)
Service cost - benefits attributed to service during the period    $ 31    $ 14    $  4
Interest cost on accumulated postretirement benefit obligation      289     130     109
Amortization of unrecognized net loss                               115       7       -
                                                                   ----    ----    ----
Net periodic postretirement benefit cost                           $435    $151    $113

      The following table presents the components of the Company's post-retirement benefit obligation and the amount recognized in the Company's balance sheets at December 31,
                                                    1995      1994
                                               (in thousands of dollars)
Accumulated post-retirement benefit obligation:
  Current retirees                                 $2,831    $2,819
  Active plan participants                            373       393
                                                   ------    ------
  Total                                             3,204     3,212
Unrecognized net loss                               1,621     1,687
Accrued post-retirement liability                  ------    ------
  recognized on the balance sheet                  $1,583    $1,525
                                                   ======    ======

      The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 7% and 8% as of December 31, 1995 and 1994, respectively. The weighted average discount rate used to measure the accumulated post-retirement insurance obligation was 7.5% for 1995 and 9.0% for 1994. A one percentage point increase in the assumed health care cost trend rate for each future year would have resulted in additional obligation of $288,000 at December 31, 1995 and would have increased the aggregate service and interest cost by $29,000 in 1995.

    The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1994. The impact of adoption was not material to the Company's financial position or results of operations.











                                    S-12
E.   REVOLVING CREDIT AGREEMENT AND OTHER DEBT

      On  November 12, 1992, in conjunction with the acquisition of  J.  L.
Prescott Company ("Prescott"), the Company entered into an amended credit agreement with Harris Trust and Savings Bank and two additional banks. The agreement had originally provided for a two-year revolving credit facility of up to $20,000,000. Effective October 1, 1993, the credit facility was reduced to $15,000,000 per conditions set in the November 12, 1992 amendment. The termination date of this amended agreement was originally October 31, 1994. In March 1994, the facility was further amended setting a termination date of January 1, 1995. Effective with the March 1994 amendment, the Company paid $2,700,000 of the outstanding debt upon the receipt of its income tax refund for fiscal year 1993. Up to the March 1994 amendment, the revolver carried an interest rate equal to either the prime rate of Harris Trust and Savings Bank plus 1 1/4% or the IBOR rate plus 3 1/2% (as amended in the third quarter of 1993). Effective in March 1994, the interest rate became the prime rate of Harris Trust and Savings plus 2%.

      On December 7, 1994, the Company entered into a revolving credit facility with CIT. The agreement provided for up to $14,000,000 under a revolving credit facility. The funds available for borrowing were based on a formula which included specified percents of accounts receivable and inventory. The interest rate on the facility was prime plus 1 1/4%. Commitment fees under the revolving credit facility were calculated at 1/4 of one percent per annum of the average unused and available portion of the facility. The facility was collateralized by substantially all of the
Company's assets. A portion of the line of credit was available in the form of letters of credit. As of September 30, 1995, the revolving credit agreement was terminated and the Company had no outstanding borrowing as of that date.

     Cash payments for interest were $546,000 in 1995, $575,000 in 1994 and $535,000 in 1993.






























F.  INCOME TAXES
                                       1995      1994       1993
                                       (in thousands of dollars)
The benefit for income taxes is comprised of:
  Federal Income Taxes:
  Currently Refundable...........     $   -     $   -     $(4,808)
  Deferred.......................      (608)     (493)        249
                                      ------    ------    --------
  Federal Income Taxes...........      (608)     (493)     (4,559)
  State and Local Income Taxes...      (150)     (156)       (673)
                                      ------    ------    --------
  Total Income Tax Benefit.......     $(758)    $(649)    $(5,232)
                                      ======    ======    ========

Net cash refunds of income taxes were $0 in 1995, $8,742,000 in 1994 and $1,446,000 in 1993.

A reconciliation of the statutory federal income tax rate to the effective tax rate is presented below:

                                                   1995      1994      1993

Statutory Federal Income Tax Rate...............  (35.0)%   (35.0)%   (34.0)%
Effect of:
  Write off of Goodwill.........................   22.0         -         -
  Effect of Tax Rate Changes on Deferred Taxes..   (0.9)      7.6         -
  State Income Taxes, Net.......................   (0.9)     (3.6)     (3.4)
  E.P.A. Fine...................................      -       0.3       0.3
  Other.........................................    0.7       2.3      (2.2)
                                                  ------    ------    ------
  Effective Rate................................  (14.1)%   (28.4)%   (39.3)%
                                                  ======    ======    ======



























The components of the net deferred income tax asset and liability were as follows:

                                                 December 31,
                                               1995        1994
                                          (in thousands of  dollars)
Current Deferred Tax Asset:
  Restructuring and Cost Containment.......   $ 1,899    $   917
  Inventory................................       531      1,989
  Retirement Security Program..............       272        315
  Insurance................................       210        441
  Valuation Reserves.......................       144        844
  Vacation Pay.............................       137        225
  Other....................................    (1,144)    (1,436)
                                              --------   --------
Total Current Deferred Tax Asset...........   $ 2,049    $ 3,295
                                              ========   ========
Long Term Deferred Tax Liability:
  Prepaid Pension..........................   $18,390    $15,570
  Other Reserves...........................     3,919      3,092
  Restricted Investments...................     1,773      2,129
  Depreciation.............................     1,287      2,413
  Net Operating Loss Carryforward..........    (7,681)    (3,889)
  Waste Site Cleanup.......................    (2,859)    (3,669)
  Deferred Gain - Sale of Assets...........    (1,091)    (1,255)
  Post Retirement Insurance................      (658)      (624)
  State and Local Income Taxes.............      (459)      (480)
  Valuation Reserves.......................      (377)      (404)
  Other....................................      (783)       509
                                              --------   --------
Total Long-Term Deferred Tax Liability.....   $11,461    $13,392
                                              ========   ========

At December 31, 1995, the company had net operating loss carryforwards of approximately $22.0 million. These carryforwards expire between 2007 and 2010.

The Company has received a Report of Tax Examination Changes from the Internal Revenue Service that proposes adjustments resulting in additional taxes due of $6.5 million and penalties of $1.4 million, as well as an unspecified amount of interest for the years 1990 through 1993. The Company has filed a formal appeal of the proposed adjustments. The Company believes that the resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations, although the timing of cash required to settle any amounts ultimately due could have a significant impact on the Company's cash flows.















                                    S-15
G.   LEASE COMMITMENTS

   The Company leases certain facilities and equipment under lease agreements which are classified as operating leases. These leases are for remaining periods ranging from one to ten years and in some instances include renewal provisions at the option of the Company. Rental expense was $1,592,000 in 1995, $1,652,000 in 1994 and $2,107,000 in 1993.


                             RENTAL COMMITMENTS
                          (in thousands of dollars)
                                                                  Total

    1996.......................................................   $1,267
    1997.......................................................    1,263
    1998.......................................................    1,101
    1999.......................................................    1,098
    2000.......................................................    1,098
    2001-2004..................................................    2,978
                                                                  ------
                                                                  $8,805
                                                                  ======

H.   SEGMENT REPORTING

      The Company operates in one industry segment, the manufacture of detergent. The Company also performs contract manufacturing and packaging of detergents. The Company's products are sold in retail stores, including mass merchants and service centers, throughout the United States. The Company's revenues are derived from several customers. There are five customers which each have accounted for more than 10% of the Company's revenues as indicated below. The Company no longer does business with Kmart or Benckiser as a result of the transactions disclosed in Note O to the Consolidated Financial Statements.

                               % of Consolidated Net Revenues
                                  1995      1994      1993

      Sears, Roebuck & Co.         20%       16%       14%
      Kmart                        10%       15%       10%
      Procter & Gamble             13%       10%        *
      Benckiser                    12%        *         *
      Lever Brothers                *         *        11%

          *Less than 10% of consolidated net sales.

      From time to time, the Company enters into manufacturing and packaging agreements with its contract packaging customers. These contracts include product specifications, production procedures and other general terms. The contracts do not obligate the customer to make any purchases.












I.   ENVIRONMENTAL MATTERS

     The Company has been identified by government authorities as one of the parties potentially responsible for the cleanup costs of waste disposal sites, many of which are on the U.S. EPA's Superfund priority list, and for certain alleged contamination. In addition, damages are being claimed against the Company in private actions for alleged personal injury or property damage in the case of certain other waste disposal sites. The waste disposal sites relate to the Company's discontinued operations. The Company's potential responsibility in connection with these sites generally depends upon, among other things, whether it, directly or through third parties, engaged in the business of waste disposal or storage, shipped waste to the sites and, in those cases in which the Company did so ship waste, the relative amount and/or composition of waste material attributable to the Company as compared to the waste material attributable to other solvent parties. Typically, the Company is one of numerous parties involved in actions or proceedings relating to these waste disposal sites and its obligations in connection with its share of cleanup and other costs extend over a number of years rather than being payable at one time.

     The Company believes that it has made adequate provisions for the costs it may incur with respect to the sites. The Company provides a reserve for the lower end of an estimated range of total loss from $7.3 to $21.6 million (after considering information provided by independent legal counsel). These estimates are subject to numerous variables, the effects of which are difficult to measure, including the stage of the investigations, the nature of potential remedies, the joint and several liability with other potentially responsible parties and other issues. Accordingly, the reserves represent the Company's best estimates of its potential exposure at this time. The reserve balance was $7.3 million as of December 31, 1995 and $9.3 million as of December 31, 1994. In 1995, the Company paid out approximately $2.3 million on waste site related liabilities, excluding legal and administrative costs; of this amount $1.1 million was disbursed from the trust discussed below and $29,000 was disbursed from the restricted cash account discussed below.

      Actual costs to be incurred in future periods may vary from the estimates. The Company's potential liability may be materially impacted in the future as a result of final determinations of the extent of environmental damage, the share of the cost of cleanup technology which is ultimately chosen, the extent of the cleanup required, the solvency of other potentially responsible parties, changes in law and unanticipated awards of damages for personal injury or property damages. In addition, the Company has not reduced its estimates of liability to reflect the possible proceeds of insurance coverage which may be applicable to these costs. The Company from time to time engages in discussions with insurance carriers regarding Company claims in this regard and the Company may pursue litigation if no satisfactory resolution of the claims is reached. The Company reached settlements with two insurance carriers in 1995 regarding the cost of cleanup at certain waste disposal sites. As a result of these settlements, the Company received proceeds in 1995 totaling approximately $6.1 million.

      In connection with the Company's acquisition of Prescott in November 1992, the Company assumed the cleanup obligations of Prescott under New Jersey's Environmental Cleanup and Responsibility Act ("ECRA"). Pursuant to an agreement with certain former owners of Prescott, the Company in 1993 received funds to offset the cost of the cleanup previously held in escrow for the benefit of Prescott. (The Company has placed these funds in a restricted cash account to secure its cleanup obligations.) The Company currently expects that these funds will fully cover the costs of cleanup required by New Jersey. The remaining liability related to this site is included in the ranges above. The remaining funds are shown on the balance sheet under the caption, restricted cash.







      Under the terms of the 1990 consumer paint asset purchase agreement with Sherwin-Williams, $6.0 million of the sale's proceeds were used to establish a trust fund to fund potential clean-up liabilities. The trust agreement expires on October 26, 2000, or when the trust is depleted, whichever occurs first. A portion of the trust has been set aside with respect to a specific site; the agreement governing that portion of the trust expires on October 26, 2008. The Company has access to the trust fund, subject to the other party's approval, for any expenses or liabilities incurred by the Company regarding environmental claims relating to the sites identified in the trust agreement. Sherwin-Williams has access to the trust fund, subject to the other party's approval, for any expenses or liabilities incurred as a result of DeSoto's failure to meet its obligations relating to the sites identified in the agreement. The Company was reimbursed $1,095,000 in 1995 and $145,000 in 1994 from the trust to cover waste site payments. The balance in the trust fund, primarily invested in United States Treasury securities and classified as a restricted investment on the balance sheet, as of December 31, 1995 was $4,524,000. Of the estimated range of total loss noted above, $2.3 to $5.0 million relate to sites which are covered by the escrow account. The accrued waste site cleanup liability that was covered by the trust at December 31, 1995 was $2,346,000 of which $755,000 was classified as current.

      Under the terms of the 1990 industrial coatings business purchase agreement, the Company had delivered to the Valspar Corporation an irrevocable standby letter of credit in the amount of $2.0 million. The letter of credit was delivered to secure the Company's obligation to indemnify Valspar for certain environmental matters. The Company reached a settlement with Valspar in 1994 under which the letter of credit was terminated.

     In December 1993, the Company transferred approximately $9.0 million of liabilities for certain of its clean-up costs and related expenses at certain waste disposal sites to DeSoto Environmental Management, Inc.
(DEMI), a subsidiary of the Company. The Company remains liable for the potential environmental clean-up costs if DEMI is unable to satisfy the obligations. The purpose of DEMI is to provide focused, strategic management of the environmental liabilities and the related clean-up costs. The Company and certain members of the Company's management and consultants are stockholders in DEMI. Refer to Note K of the Notes to Consolidated Financial Statements for further information.

      It is the opinion of management, after evaluating the variables discussed above as well as the anticipated time frame for remediation, that the resolution of the waste site liability will not have a material adverse effect on the Company's financial position, cash flows or results of operations.


J.   CONTINGENCIES & LITIGATION

      As previously reported, there are several shareholder actions still pending in the Delaware courts relating to various proposals of Sutton Holding Corp. to acquire the Company in the period 1989 to 1991. These actions, all of which consolidated, have not been actively pursued and it appears the case was removed from the courts calendar; however, the plaintiffs recently served a discovery request upon the Company. The Company believes that these actions are not material.

      See Note L to the Consolidated Financial Statements for information regarding the Contingent Value Rights ("CVR's") which were issued by the Company to the sellers in connection with the Company's acquisition of J.L. Prescott Company in November 1992.

      The Company is also a party to other litigation arising out of the ordinary conduct of its business or results of current and discontinued operations.

      The Company believes that the disposition of all such actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, cash flows, or results of operations.


                                    S-18
K.   RELATED PARTY TRANSACTIONS

      In December 1993, the Company completed a number of transactions involving certain of its subsidiaries and officers and directors. J. L.
Prescott Company, a wholly-owned subsidiary of the Company, paid off a portion of intercompany obligations to the Company by means of the issuance of a ten-year, $9 million principal amount, promissory note. The Company used this note to purchase 100 shares of a non-voting class of common stock of another of its subsidiaries, DeSoto Environmental Management, Inc. ("DEMI"). (This class of common stock is entitled to 15% of the dividends or other distributions made to all classes of common stock.) As part of the sale of stock to the Company, DEMI assumed up to a maximum of $9 million of certain of the Company's possible clean-up costs and related expenses at waste disposal sites. The Company remains liable for these possible environmental clean-up costs if DEMI is unable to satisfy these obligations. The Company subsequently sold at a price of $1 per share the shares of non-voting common stock of DEMI to Anders Schroeder (Vice Chairman) (33 shares), William Spier (Chairman and Chief Executive Officer) (33 shares), Anne Eisele (President and Chief Financial Officer) (20 shares), and Irving Kagan (Special Counsel) (14 shares). Messrs. Schroeder and Spier subsequently sold 8 shares and 9 shares, respectively, of their common stock to John Phillips upon his becoming President and Chief Executive Officer in 1994. Mr.
Phillips sold his shares back to Messrs. Spier and Schroeder upon his resignation in 1995. Each of these persons agreed that upon complete satisfaction of the Company's existing environmental clean-up liabilities or when that person ceases to be an officer, director or consultant of the
Company, the DEMI shares held by that person would be repurchased by the Company at the greater of $1 per share or the per share book value of DEMI. As a general matter, the value of this DEMI stock will be dependent upon the ability of DEMI, which has no other significant business or assets, to satisfy the Company's existing environmental liabilities for less than $9 million, which was the approximate minimum amount included in the 1994 estimated range of environmental liability. Consequently, the holders of this DEMI stock have a direct incentive to minimize the costs of satisfying environmental liabilities. In any event, the Company will retain 85% of the savings below the 1994 estimated minimum costs and savings which do not reduce the liabilities below such estimated minimum will accrue entirely to the Company. This transaction was approved by a unanimous vote of all disinterested directors.

      In November 1992, the Company announced the completion of the sale of certain real properties to a trust created by the Company's Pension Plans. In 1993, certain of these assets were repurchased from the Pension Plans by the Company and then sold to an unrelated third party. In 1994, the Company's facility in South Holland, Illinois, was sold to the real property trust of the Company's Pension Plans. Refer to Note C of the Notes to Consolidated Financial Statements for further information.

     In July 1992, the Company entered into an agreement with parties related to Sutton Holding Corp. ("Sutton"), which as of December 31, 1995 and in conjunction with parties related to Sutton, owns 14% of the Company's outstanding  common  stock and approximately 23%  of  all  of  the  Company's outstanding voting stock, providing for a cash purchase of newly issued DeSoto securities. The investment resulted in Sutton's acquiring 583,333 shares of a new series of DeSoto senior preferred stock and warrants to acquire 1.2 million shares of common stock. Refer to Note L of the Notes to Consolidated Financial Statements, for further information regarding this transaction.

L.   REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

      As of December 31, 1995, there were 5,619,274 shares of common stock issued of which 940,067 shares were held as treasury stock. The Company's common stock has a $1 par value per share, and there are 20,000,000 shares authorized.

     In July 1992, the Company entered into an agreement with parties related to Sutton Holding Corp. ("Sutton"), providing for a $3.5 million cash purchase of newly issued DeSoto securities. The investment resulted in Sutton's acquisition of 583,333 shares of a new series of DeSoto senior preferred stock and warrants to acquire 1.2 million shares of common stock per approval of the Company's stockholders at the 1993 Annual Meeting.

                                    S-19
      The DeSoto senior preferred pays 8% quarterly cumulative dividends (which increase to 10% if dividends earned remain unpaid for more than one year),  has one vote per share (voting with common stock as a single  class), has a liquidation preference of $6.00 per share, must be redeemed by the Company at liquidation preference after eight years and may be redeemed at the Company's option after five years. The carrying amount of the preferred shares on the balance sheet represents the proceeds received upon issuance (net of related expenses) plus accretion to the redemption value of the shares in five years. The carrying value has also been increased by cumulative dividends not currently declared. The warrants have a term of six years and are exercisable at $7.00 per share of common stock.

      Dividends have not been paid on the preferred stock since the date of issuance. In addition, dividends may not be declared on the common stock while dividends on the preferred stock are in arrears. At December 31, 1995 unpaid dividends on the preferred totaled approximately $1,197,000.

      The purchase price of $3.5 million for the new securities was allocated by the Company, upon the advice of an independent financial advisor, as $2.5 million for the preferred stock and $1.0 million for the warrants. The valuation took into account the terms of the purchase agreement and applied customary financial analyses used in such transactions to those terms.

      The agreement with Sutton resulted from negotiations between Sutton and a Special Committee of the Company's Board of Directors comprised of persons unaffiliated with Sutton. The Special Committee was represented by independent legal counsel and received an opinion from an independent financial advisor, selected by the Committee, that the arrangements with Sutton are fair, from a financial point of view, to the stockholders of the Company (other than those related to Sutton).

      Sutton includes entities affiliated with William Spier, Chairman and Chief Executive Officer of the Company, and Anders Schroeder, Vice Chairman of the Company, and entities represented by David Tobey, a director of the Company.

      In 1992, the Company also amended the terms of its stockholder rights plan to permit the parties related to Sutton to increase their ownership of common shares and other voting securities to approximately 38.2% of the Company's outstanding voting power (whether by exercise of warrants or acquisitions of common shares in the market or otherwise). In addition, the plan was amended to permit any stockholder to acquire up to 25% of the Company's outstanding voting power (as compared to the previous 20% limit).

      As a result of the $3.5 million purchase of senior preferred stock, parties related to Sutton now hold securities representing approximately 23% of the Company's currently outstanding voting securities. If securities issuable upon exercise of warrants are included, parties related to Sutton would own approximately 38% of the outstanding voting power of the Company.

      In connection with the 1992 Prescott acquisition, the Company also issued 522,775 shares of DeSoto common stock, which were held in treasury, and agreed to make a per share payment at the end of three years equal to the difference, if any, between $12 and the highest 60-day average trading price, if lower than $12 per share, of DeSoto common stock during the second and third years following the acquisition, with a maximum obligation of $6 per share (the "Contingent Value Rights" or "CVR's'). The payment shall be subject to reduction as provided by the Agreement which governs the payment (the "Agreement"). Per the Agreement, the payment, if any, shall be made in cash to the extent not prohibited (as defined in the Agreement). Any payment not made in cash is to be made by issuance of DeSoto securities and/or DeSoto common stock in that order. As of the measurement date of the Agreement (November 12, 1995), the amount calculated as payable under the terms of the Agreement, before the deduction of amounts the Company believes are appropriate and permitted under the terms of the Agreement, is $1,934,000; after applying such deductions the Company believes it is not required to make any payment, although the CVR holders contend otherwise, and accordingly, no obligation has been recorded related to the Agreement. The Company intends to vigorously defend its position in this matter, which may include additional claims by the Company.

                                    S-20

M.   STOCK OPTIONS AND STOCK GRANTS

      Shares of stock and stock options have been granted to certain employees, consultants, and nonemployee directors under the stock plan adopted in 1992. The options granted to employees and consultants are qualified stock options (ISO) and the options granted to non employee directors are nonqualified options. The ISO options vest equally over the three years subsequent to the first anniversary of the grant date and are exercisable for a period of 10 years from the grant date. The nonqualified options are exercisable immediately upon grant and are exercisable for a period of 10 years from the grant date. All options have been granted at the prices equal to the fair market value of the stock on the dates the options were granted. At December 31, 1995, 50,500 of the 400,000 shares of stock available for options or grants under the Company's stock option plan remained available for grants. Options which are terminated, lapsed or expired shall again become available for issuance under the stock option plan.

     Stock options have been granted and exercised as set forth below:


                                  Outstanding    Option Price    Exercisable
                                    Options     Per Share-Range    Options

  December 31,1993                   181,500     5.875 - 10.125     83,833
    Options granted                  122,000      5.50 - 7.00       27,000
    Options that became exercisable        -      7.00 - 9.00       60,333
    Options exercised                (10,000)            7.00      (10,000)
    Options lapsed and canceled      (29,000)    5.875 - 9.00      (19,000)
                                     -------                       -------
  December 31, 1994                  264,500      5.50 - 10.125    142,166
    Options granted                   27,000     4.375 - 4.750      27,000
    Options that became exercisable        -     6.625 - 9.00      122,334
    Options lapsed and cancelled     (35,000)    6.625 - 9.00      (35,000)
                                     -------                       -------
  December 31, 1995                  256,500     4.375 - 10.125    256,500
                                     =======                       =======

     During 1994, 30,000 shares of common stock were granted to an officer of the Company at no cost. All granted shares vested in 1994. The average market price of the common stock at the close of business on the vesting dates in 1994 was $5.81. An additional 20,000 shares of common stock were granted to officers of the Company in 1994. Of those shares, 7,500 shares vested in 1995 and 5,000 shares were canceled in 1995; the remaining shares vest over the period from 1996 to 1998. The average market price of the common stock at the close of business on the vesting date in 1995 was $5.13.

























                                    S-21
N.   OTHER INCOME AND EXPENSE

     The following are components of the respective captions in the statements of operations:

                                          1995        1994       1993
                                           (in thousands of dollars)
Nonrecurring expense:
  Provision for restructuring due to
    disposition of liquid laundry and
    fabric softener sheet businesses    $ 3,100  $        -     $     -
  Loss on disposition of liquid
    laundry detergent and fabric
    softener sheet businesses             3,059           -           -
  Provision for shutdown of
    Columbus, Georgia Plant                   -           -       2,000
  Loss on disposition of
    Jean Sorelle                              -           -       1,331
  Write-down of machinery and
    equipment held for resale                 -           -       1,194
  Provision for manufacturing and
    product rationalization                   -           -         900
  Settlement of lawsuit
    (including plaintiff's legal fees)        -           -         369
  Other                                       -           -         131
                                        -------     -------     -------
  Total                                 $ 6,159     $     -     $ 5,925
                                        =======     =======     =======
Nonoperating expense:
  Provision for waste site cleanup      $     -     $     -     $ 1,467
  Other                                       -           -         134
                                        -------     -------     -------
  Total                                 $     -     $     -     $ 1,601
                                        =======     =======     =======
Nonoperating income:
  Insurance settlements                 $(6,067)    $     -     $  (232)
  Royalties                                (244)       (222)        (53)
  Arbitration settlement -
    discontinued operations                   -        (837)          -
  Reimbursement of legal fees                 -        (244)          -
  Sale of land and building                   -           -      (3,235)
  Pension settlement -
    discontinued operations                   -           -        (454)
  Other                                     (49)          -         (47)
                                        -------     -------     -------
  Total                                 $(6,360)    $(1,303)    $(4,021)
                                        =======     =======     =======


O. DISPOSITIONS

   On July 21, 1995, the Company announced the transfer and assignment of various operations and assets involved in its liquid detergent and fabric softener dryer sheet businesses to two separate buyers. The Company assigned the rights to certain customers with respect to these businesses. The Company also sold other assets which included certain accounts receivable, inventory and machinery and equipment. The proceeds of these transactions were utilized to reduce the Company's senior debt owed to CIT. Both transactions also provide for the Company to receive royalties and other earn-out opportunities over a three-year period in one case and over a four-year period in the other case.



                                    S-22
   The Company recorded a net loss on the sale of the liquid detergent and fabric softener sheet businesses (including the write-off of related goodwill). The Company also recorded a charge of $3.1 million in the third quarter relative to costs associated with the closure of operating facilities relative to these transactions. Significant components of the charge included severance, rent, real estate taxes and amounts to reduce assets to their net realizable value. The non-recurring expense of $6,159,000 reflects the net impact of these transactions.

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

                                    Twelve Months Ended
                                        December 31,
                                       1995      1994
                               (in thousands except per share
                                    amounts - unaudited)

      Net revenues                    $25,082   $35,424
                                      =======   =======
      Net earnings                    $ 2,682   $ 1,037
                                      =======   =======
      Net earnings per common share   $  0.47   $  0.21
                                      =======   =======


   The following table summarizes the non-cash aspects of the sale of the liquid detergent and fabric softener sheet businesses:

      Net selling prices of businesses sold                $6,782
      Minimum royalty to be paid over a four-year period    1,477
                                                           ------
      Cash received as part of the transactions            $5,305
                                                           ======

P.   SUBSEQUENT EVENT

      On March 13, 1996, the Company announced that it was discussing a proposed merger with Keystone Consolidated Industries, Inc. which, as presently contemplated, would involve an exchange of all of the Company's shares of outstanding stock for 3.5 million shares of Keystone common stock, in a tax-free transaction.

      Merger discussions are ongoing, and are subject to mutual due diligence by the parties, the negotiation and signing of a definitive agreement, the approval of DeSoto's and Keystone's boards of directors and shareholders and Keystone's primary lender, as well as the requisite governmental review. Additionally, the prospective transaction would require a satisfactory resolution of the payout plan with the Company's trade creditors.

     The merger with Keystone would provide an alternative to the prospective termination of the Company's overfunded pension plan. The termination will not occur if the proposed merger is completed. Additionally, Keystone has an underfunded pension plan with certain funding waivers relating to prior years and has preliminarily discussed the possible merger with the Pension Benefit Guaranty Corporation.

      There can be no assurance as to the outcome of the merger discussions; or, in this connection, the resolution of DeSoto's trade creditor plan.

      Keystone, headquartered in Dallas, Texas, is engaged in the manufacture and distribution of fencing and wire products, carbon steel rods, industrial wire, nails and construction products.

                                    S-23
QUARTERLY REVENUES AND EARNINGS DATA (1995 Versus 1994)

                                             1995
               ______________________________________________________________
                       First     Second     Third      Fourth
                      Quarter    Quarter   Quarter     Quarter    Total
                   (in thousands of dollars except per share amounts)

Net Revenues          $18,927    $16,314   $11,132    $ 5,966    $52,339
                      =======    =======   =======    =======    =======
Gross Profit          $  (516)   $   (58)  $(1,093)   $   (63)   $(1,730)
                      =======    =======   =======    =======    =======
Net Earnings (Loss)   $(1,022)   $ 2,897   $(6,146)   $  (364)   $(4,635)
                      =======    =======   =======    =======    =======
Net Earnings (Loss)
   Per Common Share   $ (0.24)   $  0.60   $ (1.33)   $ (0.13)   $(1.10)
                      =======    =======   =======    =======    =======


                                             1994
               ______________________________________________________________
                       First     Second     Third      Fourth
                      Quarter    Quarter   Quarter     Quarter    Total
                   (in thousands of dollars except per share amounts)

Net Revenues          $23,640    $22,286   $21,394    $19,862    $87,182
                      =======    =======   =======    =======    =======
Gross Profit          $   977    $   639   $   543    $   223    $ 2,382
                      =======    =======   =======    =======    =======
Net Earnings (Loss)   $    51    $  (744)  $  (782)   $  (160)   $(1,635)
                      =======    =======   =======    =======    =======
Net Earnings (Loss)
   Per Common Share   $ (0.01)   $ (0.18)  $ (0.19)   $ (0.05)   $ (0.42)
                      =======    =======   =======    =======    =======




NOTES: In the third quarter of 1995, the Company completed the transfer and assignment of various operations and assets involved in its liquid detergent and fabric softener dryer sheet businesses to two separate buyers.

       The  results for the second quarter of 1995 include  $6.1
       million of non-operating income.

       The  results for the fourth quarter of 1994 include  $2.9
       million  of  income from the Company's retirement  plans.
       The  results  for the first quarter of 1994 include  $1.1
       million of non-operating income.

       The quarterly information presented above is unaudited.





















                                    S-24
                                                           Schedule II

                        DeSOTO, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                          (in thousands of dollars)

                                              Additions
                                Balance at    Charged to  Charged to                Balance
                                 Beginning    Costs and     Other                   at End
            Description          of Period    Expenses     Accounts  Deductions    of Period

ALLOWANCE FOR LOSSES ON
    COLLECTION OF ACCOUNTS
    RECEIVABLE
    Year Ended December 31, 1995    $1,819    $ 1,609      $  21     $3,082 (A)     $  367
                                    ======    =======      =====     ======         ======
    Year Ended December 31, 1994    $1,058    $ 2,118      $   -     $1,357 (A)     $1,819
                                    ======    =======      =====     ======         ======
    Year Ended December 31, 1993    $1,230    $ 1,126      $ 279     $1,577 (B)     $1,058
                                    ======    =======      =====     ======         ======





RESERVES AND LIABILITIES RELATED
    TO RESTRUCTURING PROGRAMS

    Year Ended December 31, 1995    $1,884    $ 3,100      $   -     $1,758 (C)     $3,226
                                    ======    =======      =====     ======         ======
    Year Ended December 31, 1994    $4,788    $   352      $   -     $3,256 (C)     $1,884
                                    ======    =======      =====     ======         ======
    Year Ended December 31, 1993    $1,396    $ 3,457      $ 749 (D) $  814 (E)     $4,788
                                    ======    =======      =====     ======         ======


(A) Accounts written off and cash receipts on reserved accounts.
(B) Accounts written off during the respective year.
(C) Represents payment of expenses accrued and reclassifications to other reserves.
(D) Reclassification of existing reserves and liabilities that now relate to restructured operations.
(E) Represents payments of expenses accrued.









                                    S-25

                                DeSOTO, INC.


                              INDEX TO EXHIBITS


3(a)        -   Certificate  of Incorporation (Incorporated by  reference  to
            Exhibit 3(a) to the Company's Form SE dated March 22, 1989*)

3(b)        -   By-Laws, as amended (Incorporated by reference to  Exhibit  3 to the Company's Form SE dated March 25, 1992*).

4(a)(i) - Rights Agreement dated as of February 20, 1989 between the Company and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4 to the Company's Form SE dated February 22, 1989*).

4(a)(ii)    -   Series  A  Junior Participating Preferred Stock (Incorporated
            by reference to Exhibit A to Exhibit 4 to the Company's Form SE dated February 22, 1989*).

4(a)(iii)   -   Amendment  to Rights Agreement (Incorporated by reference  to
            Exhibit 4 to the Company's Form SE dated November 27, 1989*).

4(a)(iv)    -   Amendment  to Rights Agreement (Incorporated by reference  to
            Exhibit 4(a) to the Company's Form SE dated March 26, 1991*).

4(a)(v)     -   Amendment  to Rights Agreement (Incorporated by reference  to
            Exhibit A to the Company's Form 8 dated October 1, 1992*).

4(b)        -   The registrant hereby agrees to furnish the Commission,  upon request, with the instruments defining the rights of holders of each issue of long-term debt of the registrant.

4(c)(i) - Preferred Stock and Warrant Purchase Agreement dated as of July 21, 1992 by and among the Company and Management Partners I, L. P., Odin Asgard Overseas N.V. and Parkway M&A Capital Corporation (Incorporated by reference to exhibit 4(b)(i) to the Company's Form SE dated March 22, 1993*).

4(c)(ii)    -   Certificate  of  Designations of Series  B  Senior  Preferred
            Stock of the Company (Incorporated by reference to exhibit 4(b)(ii) to the Company's Form SE dated March 22, 1993.*)

4(c)(iii)   -   Certificate  of Designations of Series C Junior Participating
            Preferred Stock of the Company (Incorporated by reference to exhibit 4(b)(iii) to the Company's Form SE dated March 22,
            1993.*)





________________
*SEC File No. 1-1915


                                     E-1
10(a)(i) - Employment Agreement, dated as of December 13, 1993, by and between DeSoto, Inc. and a certain former officer of the Company (Incorporated by reference to exhibit 10(d) to the Company's Form SE dated March 25, 1994.*)

10(a)(ii)   -   Agreement between the Company and a former officer and former director of the Company (Incorporated by reference to Exhibit  10 to the Company's Form SE dated March 25, 1996*).

10(b)       -   Agreement,  dated  April 5, 1990, with Sutton  Holding  Corp.
            ("Sutton") and affiliates of Sutton (Incorporated by reference to Exhibit 1 to the Company's Form SE dated April 5, 1990*).

10(c)(i)    -        DeSoto  Salaried  Employees' Pension  Preservation  Plan
            (Incorporated by reference to Exhibit 10(i) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1985*).

10(c)(ii)   -        Form  of  DeSoto Employees Retirement Plan (Incorporated
            by  reference  to Exhibit 10(a) to the Company's  Form  SE  dated
            March 25, 1994*).

10(d) - Loan and Security Agreement dated as of December 7, 1994 by and between the Company and the CIT Group/Credit Finance, Inc. (Incorporated by reference to Exhibit 10(a) to the Company's Form SE dated March 24, 1995.*)

10(e)(i) - Plan and Agreement of Merger, dated as of August 21, 1992, by and among DeSoto, Inc., DeSoto Subsidiary One Corp. and J. L. Prescott Company (Incorporated by reference to Exhibit 2(a) to the Company's Form SE dated August 28, 1992*)

10(e)(ii)   -   Stock  Redemption Agreement, dated as of August 21, 1992,  by and  among Narragansett/Prescott, Inc. DeSoto, Inc., and  Matthew
            Carroll (Incorporated by reference to Exhibit 2(b) to the Company's Form SE dated August 28, 1992*)

10(e)(iii)  -   Letter  Agreement, dated as of August 21, 1992, by and  among
            Narragansett/Prescott, Inc. and DeSoto, Inc., (Incorporated by reference to Exhibit 2(c) to the Company's Form SE dated August
            28, 1992*)

10(e)(iv)   -   Stockholders Agreement, dated as of August 21, 1992,  by  and
            between    Narragansett/Prescott,   Inc.   and   DeSoto,    Inc.,
            (Incorporated by reference to Exhibit 2(c) to the Company's  Form
            SE dated August 28, 1992*)

10(f)(i)    -        Real  Estate Sale Contract dated as of December 1,  1994
            between DeSoto, Inc., a Delaware corporation ("DeSoto"), as Seller, and John M. Gillen, not personally but as Trustee of the DeSoto, Inc. Pension Plans Real Property Trust under Trust Agreement dated October 1, 1992 (the "Trustee"), as Purchaser. (Incorporated by reference to Exhibit 10(b) to the Company's Form SE dated March 24, 1995.*)





________________
*SEC File No. 1-1915


                                     E-2
10(f)(ii)   -        Industrial Building Lease dated December 7, 1994 between
            Trustee as Landlord and DeSoto as Tenant relating to the property at 16750 South Vincennes Road, South Holland, Illinois.
            (Incorporated  by  reference to Exhibit 10(c)  to  the  Company's
            Form SE dated March 24, 1995.*)

10(g) - Letter Agreement dated August 6, 1993 between DeSoto, Inc. and John Gillen, Trustee of The DeSoto, Inc. Pension Plans Real Property Trust, dated August 6, 1993 (Incorporated by reference to Exhibit 10(c)(ii) to the Company's Form SE dated March 25, 1994.*)

10(h)(i)    -   Purchase Agreement, dated as of July 18, 1995, by  and  among
            Jennico, Inc. and DeSoto, Inc. (Omitted and filed separately with the Commission requesting Confidential Treatment).

10(h)(ii)   -   Asset Purchase Agreement, dated as of July 14, 1995,  by  and among  Meridian Industries, Inc. (d/b/a Kleen Test Products)  and
            DeSoto, Inc. (Omitted and filed separately with the Commission requesting Confidential Treatment).

11          -  Computation of Fully Diluted Earnings Per Share.

21          -  The subsidiaries of the Company are as follows:

               Subsidiary                              State of Incorporation

               J. L. Prescott Company                        New Jersey
               DeSoto Subsidiary Two Corporation             New Jersey
               DeSoto Environmental Management, Inc.         Delaware

23          -  Consent of Arthur Andersen LLP

24          -   Power  of  Attorney by directors and officers of the  Company
            (Incorporated by reference to Exhibit 24 to the Company's Form SE dated March 25, 1996*).

27          -       Financial Data Schedule















________________
*SEC File No. 1-1915


                                     E-3
                                                            Exhibit 11
                        DeSOTO, INC. AND SUBSIDIARIES

               COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
                   (in thousands except per share amounts)


                                                   Year Ended December 31,
                                             1995      1994      1993

Net Loss Available for Common Shares         $(5,142)  $(1,954)  $(8,392)
                                             =======   =======   =======
Net Loss Per Common Share                    $ (1.10)  $ (0.42)  $ (1.83)
                                             =======   =======   =======
Average Common Shares Outstanding (A)          4,677     4,657     4,598
                                             =======   =======   =======

Net Fully Diluted Loss Per Common Share (B)  $ (1.10)  $ (0.42)  $ (1.72)
                                             =======   =======   =======
Average Common Shares Outstanding              4,677     4,657     4,598
Additional Shares Outstanding After
  Application of the Treasury Stock Method         1         -       283
                                             -------   -------   -------
Total (B)                                      4,678     4,657     4,881
                                             =======   =======   =======
(A) Outstanding common stock options and common stock warrants have been omitted because the effect is anti-dilutive.

(B) Reflecting the dilutive effect of outstanding common stock options and common stock warrants under the treasury stock method.


                                                    Exhibit 23





                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated March 25, 1996, included in this Form 10-K, into the Company's previously filed Form S-8 Registration Statement File Nos. 2-98318 and 2-68923.




                                    ARTHUR ANDERSEN LLP



Chicago, Illinois,
    March 25, 1996