Form 10-Q
period 1996-03-31
DESOTO INC
filed 1996-05-10
CIK 28345

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

          /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996 or

          / / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to
          ____________


Commission file number               1-1915


                           DeSoto, Inc.
       (Exact name of registrant as specified in its charter)


                        Delaware                  36-1899490
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)



          900 E. Washington St., Joliet, Illinois  60433
              (Address of principal executive offices)


                               815 - 727 - 4931
        (Registrant's telephone number, including area code)



The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X       No




At April 30, 1996 the registrant had 4,686,023 shares of common stock outstanding.

                                                         PAGE 2



                    DeSOTO, INC. AND SUBSIDIARIES


                                INDEX


                                                            Page
                                                             No.
PART I.  FINANCIAL INFORMATION

         Consolidated Condensed Statements of
           Operations for the Three Months ended
           March 31, 1996 and March 31, 1995                  3

         Consolidated Condensed Balance Sheets as of
           March 31, 1996 and December 31, 1995               4

         Consolidated Statements of Cash Flows for
           the Three Months Ended March 31, 1996
           and March 31, 1995                                 5

         Notes to Consolidated Condensed Financial
           Statements                                         6-7

         Management's Analysis of Financial Statements        8-9

PART II. OTHER INFORMATION

           Item 1.  Legal Proceedings                         10-11
           Item 6.  Exhibits and Reports on Form 8-K          11


SIGNATURE                                                     12


                                                      PAGE 3

PART I.    FINANCIAL INFORMATION

DeSOTO, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended
                                             March 31,
                                          1996     1995
                                         (in thousands except
                                          per share amounts)

NET REVENUES...........................  $5,846   $18,927
COSTS AND EXPENSES:
   Cost of sales.......................   5,041    19,443
   Selling, administrative and general.   1,439     2,815
   Retirement security program.........  (1,660)   (1,682)
   Nonrecurring expense................   1,562         -
                                         ------   -------
TOTAL OPERATING COSTS AND EXPENSES.....   6,382    20,576
                                         ------   -------

LOSS FROM OPERATIONS...................    (536)   (1,649)

OTHER CHARGES AND CREDITS:
   Interest expense....................       -       247
   Nonoperating income.................       -      (271)
                                         ------   -------

Loss before Income Taxes...............    (536)   (1,625)
Benefit for Income Taxes...............    (202)     (603)
                                         ------   -------

NET LOSS...............................    (334)   (1,022)

Dividends on Preferred Stock...........    (111)      (83)
                                         ------   -------
Net Loss Available for Common Shares...  $ (445)  $(1,105)
                                         ======   =======

NET LOSS PER COMMON SHARE............... $(0.10)  $ (0.24)
                                         ======   =======

Average Common Shares Outstanding.......  4,681     4,672
                                         ======   =======

Dividends Declared per Common Share.....      -         -
                                         ======   =======


See accompanying notes to consolidated condensed financial statements.
                                                        PAGE 4


DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                              March 31,
                                                1996      December 31,
                                              (Unaudited)    1995
                                              (in thousands of dollars)
ASSETS
  Current Assets:
    Cash...................................... $    13      $    51
    Restricted cash...........................      19           29
    Restricted short-term investments.........   1,180        1,180
    Trade accounts and notes receivable-net...   5,248        4,764
    Inventories - net:
      Finished goods..........................     169          405
      Raw materials and work-in-process.......     226          380
                                               -------      -------
                                                   395          785
    Deferred income taxes.....................   2,039        2,049
    Prepaid expenses and other current assets.     246         .231
                                               -------      -------
      Total Current Assets....................   9,140        9,089

  Restricted Investments......................   3,821        3,770
  Property, Plant and Equipment - net.........   1,435        2,610
  Prepaid Pension.............................  48,812       46,913
  Other Non-Current Assets....................   2,466        2,586
                                               -------      -------

                                               $65,674      $64,968
                                               =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable.......................... $13,909      $14,263
    Reserves and liabilities related to
      restructuring programs..................   4,529        3,226
    Waste site clean-up.......................   2,025        2,025
    Other.....................................   4,687        4,500
                                               -------      -------
      Total Current Liabilities...............  25,150       24,014

  Waste site clean-up - long-term.............   5,319        5,269
  Post Retirement and Post
    Employment Insurance.........  ...........   1,340        1,223
  Deferred Income Taxes.......................  11,265       11,461
  Long-Term Deferred Gain.....................   2,680        2,779
  Redeemable Preferred Stock..................   4,455        4,288
  Common Stock and Other Stockholders' Equity.  15,465       15,934
                                               -------      -------
                                               $65,674      $64,968
                                               =======      =======

See accompanying notes to consolidated condensed financial statements.
                                               PAGE 5



DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                            1996     1995
                                                     (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................. $  (334)  $ (1,022)
Non-cash items:..
  Depreciation and amortization..........................     115        441
  Pension income.........................................  (1,899)    (1,821)
  Deferred income taxes..................................    (186)      (603)
  Amortization of deferred gain .........................     (99)       (99)
  Other non-cash items...................................      33          -
                                                          -------   --------
  Net non-cash items.....................................  (2,036)    (2,082)
Changes in assets and liabilities resulting
  from operating activities:
    Net increase (decrease) in other liabilities.........   1,656       (399)
    Net (increase) decrease in inventories...............     390        665
    Net (increase) decrease in other non-current assets..      69        (39)
    Net (increase) decrease in trade accounts
        and notes receivable.............................    (484)     2,046
    Net increase (decrease) in accounts payable..........    (354)       198
    Net (increase) decrease in other current assets......      (5)       227
    Other................................................       -         (5)
                                                          -------   --------
Net cash flows from operating activities.................  (1,098)      (411)
                                                          -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment....   1,060          -
  Additions to property, plant and equipment.............       -       (108)
                                                          -------   --------
    Net cash flows from investing activities............    1,060       (108)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to borrowing under Revolving Credit Agreement.      -        305
                                                          -------   --------
Net increase (decrease) in cash and cash equivalents.....     (38)      (214)
Cash and cash equivalents at beginning of period.........      51      1,702
                                                          -------   --------
Cash and cash equivalents at end of period..............  $    13   $  1,488
                                                          ========  ========




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

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

A. ACCOUNTING POLICIES

   The reader is directed to the Company's 1995 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission for details of the accounting policies followed by the Company.

B. INCOME TAXES

   The provision (benefit) for income taxes is computed at the current estimated effective income tax rate for the year.

C. INVENTORY VALUATION

   Inventory  at March 31, 1996 is valued at the last-in, first-out
   (LIFO) method of inventory accounting. If the first-in, first-out (FIFO) method of inventory accounting had been used for all of the Company's inventories, inventories would have been $1,493,000 higher than reported at both March 31, 1996 and December 31, 1995.

D. ACCOUNTS RECEIVABLE

   During the first quarter of 1996, the Company sold certain of its accounts receivable to fund short-term cash requirements. Proceeds of $1,170,000 were received during the quarter of which $624,000 related to invoices due after March 31, 1996. The accounts receivable sold were excluded from Trade Accounts and Notes Receivable on the balance sheet as of March 31, 1996. The Company has retained the risk of loss in the event of nonpayment of the receivables. The Company does not believe, however, that there is significant risk in the collectibility of the receivables.
                                                       PAGE 7
E. DISPOSITIONS

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

   The statement of operations for the three months ended March 31, 1995 includes the results of operations of these businesses.

   The following information is provided on a pro forma basis to illustrate the effect of certain adjustments to the historical consolidated financial statements that would have resulted from the above dispositions if such transactions had occurred on January 1, 1995. The results are not necessarily indicative of actual results had the foregoing transactions occurred as described above, nor do they purport to represent results of future operations of the Company.

                                  Three Months Ended
                                   March 31, 1995
                              (in thousands except per share
                                  amounts - unaudited)

      Net revenues                               $ 7,078
                                                 =======
      Net earnings                               $  (322)
                                                 =======
      Net earnings per common share              $ (0.09)
                                                 =======

   On April 11, 1996, the Company announced that it had sold the domestic business and assets of its laundry detergent manufacturing and distribution operations, at its Union City, California, plant, to Star Pacific, Inc. The buyer will continue production under a sublease of the plant from DeSoto. The Company will retain its international detergent business at the Union City facility, under a production arrangement with Star Pacific.

   A charge of $1.6 million was recorded in the 1996 first quarter related to the costs associated with the Union City disposition. This provision included the write-down of fixed assets to net realizable value, future rental commitments on a leased warehouse, and severance pay. The provision is reflected on the statement of operations as nonrecurring expense and the accrual is included with restructuring reserves on the balance sheet.

F. NONOPERATING INCOME

   Nonoperating income during the first quarter of 1995 resulted primarily from royalty income related to technology sold by the Company in 1990.

                                                         PAGE 8

MANAGEMENT'S ANALYSIS OF FINANCIAL STATEMENTS

Liquidity and Capital Resources

The Company reported negative operating cash flows of approximately $1.1 million during the first quarter of 1996. This cash outflow was primarily funded by the proceeds from the sale, in February 1996, of machinery and equipment formerly used in the Company's liquid laundry detergent and fabric softener sheet businesses; these businesses were sold in 1995. The Company has also factored certain accounts receivable from time to time to address short-term cash requirements. Proceeds of $1,170,000 were received from factoring during the quarter of which $624,000 related to invoices due after March 31, 1996.

As previously disclosed, the Company has been negotiating a Trade Composition Agreement and a related Security Agreement with its trade creditors as represented by a committee of six major creditors of the Company. The proposed agreements include a standstill agreement related to accounts payable existing as of
September 22, 1995. Also, as part of the proposed Trade Composition Agreement, the Company initiated the termination of its overfunded pension plan to be effective contingent upon the receipt of appropriate governmental approvals. Under the proposed standstill agreement, if certain conditions are met, the creditors who sign the agreement agree not to initiate litigation or other efforts to collect amounts owed to them. Under the proposed agreement, the Company would agree to pay each Qualified Trade Creditor (as defined) the balance owed to that creditor within 10 days of receipt of the reverted excess pension plan assets. If payment is not made by July 1, 1996, interest would accrue from that date at 8% per annum on the outstanding balance. The proposed Security Agreement would grant a security interest and lien on all of the Company's assets to secure the obligations of the Company to the Qualified Trade Creditors if the Trade Committee obtains standstill agreements from 80%, in dollar amount, of the trade creditors, which the Trade Committee is seeking to collect. The proposed Trade Composition Agreement further stipulates that the Company may suspend efforts to terminate its pension plan if the Company enters into a binding agreement for a merger, asset sale or similar transaction, involving substantially all of the Company's assets, which provides that all Qualified Trade Creditors will be paid in full. The Company and most of its creditors have been operating within the understanding outlined above. The final Trade Composition Agreement and related documents were circulated for signatures on March 11, 1996 and execution of the documents has not yet been completed. There can be no assurance as to the resolution of the proposed trade creditor payout plan.

As previously reported, the Company has been in merger discussions with Keystone Consolidated Industries, Inc., which talks are continuing. Additionally, such prospective transaction would require a satisfactory resolution of the proposed trade creditor payout plan. There can be no assurance, however, as to the outcome of such discussions.

As a result of its liquidity situation, the Company is currently operating on a C.O.D. or limited credit basis with respect to purchases of supplies and raw materials. The Company has been able to operate within these constraints and expects to be able to continue to do so for the immediate future. Lower inventory levels at March 31, 1996 versus December 31, 1996 reflect the Company's efforts to manage its cash flow.

On April 11, 1996, the Company announced that it had sold the domestic business and assets of its laundry detergent manufacturing and distribution operations, at its Union City, California, plant to Star Pacific, Inc. The proceeds from that transaction did not have a material impact on the Company's results of operations, cash flows or financial position.

                                                            PAGE 9

Accounts receivable at March 31, 1996 increased versus December 31, 1995, reflecting higher end-of-period sales in the first quarter versus the 1995 fourth quarter. The increase in trade receivables is net of factored accounts receivable as discussed above.

The decline in property, plant and equipment reflects the sale of machinery and equipment no longer used in operations as discussed above. This equipment was sold as part of an auction that took place in February 1996. The balance of the reduction in property, plant and equipment represents depreciation.

Reserves and liabilities related to restructuring programs increased during the first quarter of 1996 due to provision for expenses related to the disposition of the Union City operations. Significant components of this accrual include the write-down of fixed assets to net realizable value, future rental commitments on a leased warehouse and severance pay.

The Company expects to fund operations in 1996 with proceeds from insurance settlements and other settlements as well as continued spot factoring of accounts receivable.

Results of Operations for the Three Months Ended March 31, 1996

First quarter net revenues were $5.8 million in 1996 versus net revenues of $18.9 million in the 1995 first quarter. Gross profit for the 1996 first quarter was $805,000 versus a negative gross profit in 1995 of $516,000. Results of operations for the first quarter of 1995 include the Company's former liquid detergent and fabric softener dryer sheet operations which were sold on July 14, 1995. These businesses accounted for approximately $11.8 million of net revenues in the 1995 first quarter. This change in customer mix contributed to the 1996 increase in gross profit

Sales to Sears, Roebuck and Co., the Company's largest customer, in 1996 were flat when compared to the same period of 1995. Volume increases in 1996 have been offset by changes in selling prices. Contract packaging revenues declined in 1996 versus the prior year largely due to a change in the manner of doing business with Procter & Gamble. The Procter & Gamble business in 1995 included packaging materials that had been purchased by the Company; in 1996 the materials are being furnished by Procter & Gamble which has resulted in a corresponding decrease in revenues and cost of sales. A temporary change in Procter and Gamble's purchasing pattern resulted in increased first quarter volume at the Company's Union City location and a favorable impact on gross profit. Sales by the Company to Procter & Gamble will be discontinued as of April 1996 as a result of the Union City disposition discussed above. First quarter revenues in 1996 related to Union City were $2.0 million.

Selling, general and administrative costs were $1.4 million in the 1996 first quarter versus $2.8 million in the comparable quarter in 1995. This decrease primarily reflects the elimination of administrative personnel and other costs as a result of the business dispositions in 1995.

Nonrecurring expense in 1996 represents the provision for expenses related to the disposition of the Union City operations. Significant components of this provision include the write-down of fixed assets to net realizable value, future rental commitments on a leased warehouse and severance pay.

The Company reported no interest expense in 1996 because the Company had no outstanding borrowing subsequent to September 1995, when the Company completely repaid the outstanding borrowing under its credit facility with CIT. Nonoperating income in 1995 primarily resulted from royalty income related to technology sold by the Company in 1990.
                                                            PAGE 10


 PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings

 (i)  Lundman Development Corporation v. DeSoto, Inc.

    As  previously reported, the Company was served with a  Summons and Complaint filed in the United States District Court for the Eastern District of Wisconsin. The Complaint alleges, inter alia, that DeSoto violated the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to property the Company once owned in Fredonia, Wisconsin. The Company has denied the allegations in the Complaint. Motions for summary judgment are pending, and a September 1996 trial date has been set.

 (ii) West County Landfill v. Raychem International et al

 As previously  reported, the Company was served  with  an  Amended
     Complaint filed in the United States District Court for the Northern District of California. The Amended Complaint alleges, inter alia, that DeSoto violated CERCLA with respect to the West County Landfill in California. The Company has denied the allegations in the Amended Complaint. The Company has reached a tentative settlement on undisclosed terms, which is not material to the Company.

 (iii) Ninth   Avenue   Remedial  Group  et  al  v.  Allis-Chambers
       Corporation et al

    As  previously reported, the Company was named in  a  complaint filed in the United States District Court for the Northern District of Indiana. The complaint alleges that DeSoto and numerous other parties are jointly and severally responsible under CERCLA for the cleanup and future cleanup of the site. Also, as previously reported, the U. S. EPA issued an administrative order against the Company under Section 106(a) of CERCLA demanding that the Company, inter alia, undertake the remediation at the Ninth Avenue Site. DeSoto has responded that it intends to comply with all terms of the order. The matter is in the discovery stage.

 (iv) As previously reported, the Company was named as a defendant in an action brought by Liberty Mutual Insurance Company in the Circuit Court of Cook County, Illinois, seeking declaratory relief with respect to insurance coverage previously purchased by the Company from Liberty, claiming that Liberty had no insurance obligation to the Company with respect to environmental sites and litigations where the Company has been named as a defendant or been identified as a potentially responsible party. The Company moved to dismiss on the grounds that the Company had previously filed a more comprehensive action in the federal district court in New Jersey. In December 1995, the state court ruled in favor of the Company and dismissed the action. Liberty filed a notice of appeal seeking to overturn the court's ruling, which it has since withdrawn.

    In  August 1995, the Company commenced an action in the federal district court in New Jersey, seeking contract and declaratory relief with respect to insurance coverage that the Company purchased from Liberty. Liberty moved to dismiss the complaint on the grounds that the District of New Jersey is not a proper forum for the dispute, which motion has since been withdrawn. The matter is now in the pre-trial discovery stage.
                                                            PAGE 11


 (v)As previously reported, the Company received a unilateral Administrative Order issued by the U. S. EPA under Section 106 of CERCLA, alleging that the Company is a potentially responsible party in connection with the Marina Cliffs Site in the South Milwaukee, Wisconsin. The Company presently believes that it has no liability because it is not the successor in interest to the party that allegedly used the site.


Item 6. Exhibits and Reports on Form 8-K

            a) The exhibits to this report are listed in the Index to Exhibits on page 13 hereof.

            b)    Reports on Form 8-K

                A current report on Form 8-K, dated as of January 16, 1996, was filed to report under Item 5 that the Company had notified the Pension Benefit Guaranty Corporation of its intention to terminate its Employee Retirement Plan, contingent upon the receipt of appropriate governmental approvals.

                A current report on Form 8-K, dated as of March 13, 1996, was filed to report under Item 5 that the Company was discussing a possible merger with Keystone Consolidated Industries, Inc.

                A current report on Form 8-K, dated as of April 11, 1996, was filed to report under Item 5 that the Company had sold the domestic business and assets of its laundry detergent manufacturing and distribution operations, at its Union City, California, plant, to Star Pacific, Inc.

                                                     PAGE 12


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DeSOTO, INC.
                                      (Registrant)





                                      Anne E. Eisele
                                      Anne E. Eisele
                                      President and Chief
                                      Financial Officer





                                      William Spier
                                      William Spier
                                      Chairman and
                                      Chief Executive Officer



         May 10, 1996
           Date

                                                        PAGE 13





                   DeSOTO, INC. AND SUBSIDIARIES


                         INDEX TO EXHIBITS





      11     - Computation of Fully Diluted Earnings Per Share


      27     - Financial Data Schedule
                                                     PAGE 14

                                                     Exhibit
11



                  DeSOTO, INC. AND SUBSIDIARIES

         COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

             (in thousands except per share amounts)


                                             Three Months Ended
                                                March 31,
                                               1996      1995

Net Loss                                    $  (334)   $(1,022)
Preferred Dividends                            (111)       (83)
                                            -------    -------

Net Loss
  Applicable to Common Stock                $  (445)   $(1,105)
                                            =======    =======

Net Loss
  Per Common Share                          $ (0.10)   $ (0.24)
                                            =======    =======
Average Common Shares
  Outstanding (A)                             4,681      4,672
                                            =======    =======

Fully Diluted Loss
  Per Common Share (B)                      $ (0.10)   $ (0.24)
                                            =======    =======

Average Common Shares Outstanding             4,681      4,672
Additional Shares Outstanding
  After Application of the
  Treasury Stock Method                           -          -
                                            -------    -------
Total (B)                                     4,681      4,672
                                            =======    =======


(A) Outstanding common stock options and common stock warrants have been omitted because the effect reduces the net loss per share.

(B) Reflecting the dilutive effect of outstanding common stock options and common stock warrants under the treasury stock method.