Form 10-Q
period 1996-06-30
DESOTO INC
filed 1996-08-14
CIK 28345

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

          /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1996 or

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




At July 31, 1996 the registrant had 4,688,523 shares of common stock outstanding.

                                                         PAGE 2



                    DeSOTO, INC. AND SUBSIDIARIES


                                INDEX


                                                            Page
                                                             No.
PART I.  FINANCIAL INFORMATION

         Consolidated Condensed Statements of
           Operations for the Three Months and Six
           Months ended June 30, 1996 and June 30, 1995       3

         Consolidated Condensed Balance Sheets as of
           June 30, 1996 and December 31, 1995                4

         Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 1996
           and June 30, 1995                                  5

         Notes to Consolidated Condensed Financial
           Statements                                         6-7

         Management's Analysis of Financial Statements        8-10

PART II. OTHER INFORMATION

           Item 1.  Legal Proceedings                         11-12
           Item 6.  Exhibits and Reports on Form 8-K          12


SIGNATURE                                                     13

                                                        PAGE 3





DeSOTO, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                           1996       1995        1996     1995
                                         (in thousands except per share amounts)
NET REVENUES............................ $ 3,635   $ 16,314    $ 9,481  $ 35,241
COSTS AND EXPENSES:
   Cost of sales........................   3,342     16,372      8,383    35,815
   Selling, administrative and general..   1,279      2,914      2,718     5,729
   Retirement security program..........  (1,776)    (1,700)    (3,436)   (3,382)
   Nonrecurring expense.................       -          -      1,562         -
                                         -------   --------    -------  --------
TOTAL OPERATING COSTS AND EXPENSES......   2,845     17,586      9,227    38,162
                                         -------   --------    -------  --------

EARNINGS (LOSS) FROM OPERATIONS.........     790     (1,272)       254    (2,921)
OTHER CHARGES AND CREDITS:
   Interest expense.....................       -        212          -       459
   Nonoperating expense (income)........   1,184     (6,089)     1,184    (6,360)
                                         -------   --------    -------  --------

Earnings (Loss) before Income Taxes.....    (394)     4,605       (930)    2,980
Provision (Benefit) for Income Taxes....    (149)     1,708       (351)    1,105
                                         -------   --------    -------  --------

NET EARNINGS (LOSS).....................    (245)     2,897       (579)    1,875

Dividends on Preferred Stock............    (172)       (85)      (283)     (168)
                                         -------   --------    -------  --------

Net Earnings (Loss) Available
 for Common Shares...................... $  (417)  $  2,812    $  (862) $  1,707
                                         =======   ========    =======  ========

NET EARNINGS (LOSS) PER COMMON SHARE.... $ (0.09)  $   0.60    $ (0.18) $   0.37
                                         =======   ========    =======  ========

Average Common Shares Outstanding.......   4,688      4,677      4,684     4,674
                                         =======   ========    =======  ========

See accompanying notes to consolidated condensed financial statements.
                                                         PAGE 4


DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   June 30,
                                                    1996      December 31,
                                                 (Unaudited)     1995
                                                 (in thousands of dollars)
ASSETS
  Current Assets:
    Cash.......................................     $    42    $    51
    Restricted cash............................           -         29
    Restricted short-term investments..........       1,180      1,180
    Trade accounts and notes receivable-net....       2,744      4,764
    Inventories - net:
      Finished goods...........................          25        405
      Raw materials and work-in-process........         330        380
                                                    -------    -------
                                                        355        785
    Deferred income taxes......................       3,180      2,049
    Prepaid expenses and other current assets..         218        231
                                                    -------    -------
      Total Current Assets.....................       7,719      9,089

  Restricted Investments.......................       3,877      3,770
  Property, Plant and Equipment - net..........         589      2,610
  Prepaid Pension..............................      50,710     46,913
  Other Non-Current Assets.....................         748      2,586
                                                    -------    -------
                                                    $63,643    $64,968
                                                    =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable...........................     $11,482    $14,263
    Reserves and liabilities related to
      restructuring programs...................       4,242      3,226
    Waste site clean-up........................       2,025      2,025
    Other......................................       4,388      4,500
                                                    -------    -------
      Total Current Liabilities................      22,137     24,014

  Waste site clean-up - long-term..............       5,550      5,269
  Post Retirement and Post
    Employment Insurance.......................       1,431      1,223
  Deferred Income Taxes........................      12,256     11,461
  Long-Term Deferred Gain......................       2,581      2,779
  Redeemable Preferred Stock...................       4,684      4,288
  Common Stock and Other Stockholders' Equity..      15,004     15,934
                                                    -------    -------
                                                    $63,643    $64,968
                                                    =======    =======

See accompanying notes to consolidated condensed financial statements.
                                                             PAGE 5

DeSOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                            1996     1995
                                                     (in thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)...................................... $  (579) $ 1,875
Non-cash items:
  Net gain on disposal of property, plant and equipment..     636      (17)
  Depreciation and amortization..........................     175      881
  Pension income.........................................  (3,797)  (3,746)
  Deferred income taxes..................................    (336)   1,107
  Amortization of deferred gain .........................    (198)    (198)
  Other non-cash items...................................      45       38
                                                          -------  -------
  Net non-cash items.....................................  (3,475)  (1,935)
Changes in assets and liabilities resulting from
  operating activities:
    Net (increase) decrease in trade accounts
        and notes receivable.............................   2,020     (599)
    Net decrease in other non-current assets.............   1,731      178
    Net increase (decrease) in other liabilities.........   1,393   (1,847)
    Net decrease in inventories..........................     430       47
    Net decrease in other current assets.................      42      608
    Net increase (decrease) in accounts payable..........  (2,781)   1,569
    Other................................................       -       (4)
                                                          -------  -------

  Net cash flows from operating activities...............  (1,219)    (108)
                                                          -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment....   1,210      500
  Additions to property, plant and equipment.............       -     (197)
                                                          -------  -------
Net cash flows from investing activities.................   1,210      303
                                                          -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions (payments) under Revolving Credit Agreement..       -   (1,369)
                                                          -------  -------

Net cash flows from financing activities.................       -   (1,369)
                                                          -------  -------
Net decrease in cash and cash equivalents................      (9)  (1,174)
Cash and cash equivalents at beginning of year...........      51    1,702
                                                          -------  -------

Cash and cash equivalents at end of period............... $    42  $   528
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

The results of operations for the three and six months ended June
30, 1996 are not necessarily indicative of the results to be expected for the full year.

A. ACCOUNTING POLICIES

   The reader is directed to the Company's 1995 Annual Report on Form 10-K previously filed with the Securities and Exchange
   Commission for details of the accounting policies followed by the Company.

B. INCOME TAXES

   The provision (benefit) for income taxes is computed at the current estimated effective income tax rate for the year.

C. INVENTORY VALUATION

   Inventory at June 30, 1996 is valued at the last-in, first-out
   (LIFO) method of inventory accounting. If the first-in, first-out (FIFO) method of inventory accounting had been used for all of the Company's inventories, inventories would have been $520,000 and $1,493,00 higher than reported at June 30, 1996 and December 31, 1995, respectively.

D. ACCOUNTS RECEIVABLE

   During  the  six months ended June 30, 1996, the Company  sold certain of its accounts receivable to fund short-term cash requirements. Proceeds of $4,291,000 were received during the six-month period of which $1,335,000 related to invoices due after June 30, 1996. The accounts receivable sold were excluded from Trade Accounts and Notes Receivable on the balance sheet as of June 30, 1996. The Company has retained the risk of loss in the event of nonpayment of the receivables. The Company does not believe, however, that there is significant risk in the collectibility of the receivables.

E. DISPOSITIONS

   On July 21, 1995, the Company announced the transfer and assignment of various operations and assets involved in its liquid detergent and fabric softener dryer sheet businesses to two separate buyers. The Company assigned the rights to certain customers with respect to these businesses. The Company also sold other assets which included certain accounts receivable, inventory and machinery and equipment. The proceeds of these transactions were utilized to reduce the Company's senior debt owed to CIT. Both transactions also provide for the Company to receive royalties and other earn-out opportunities over a three-year period in one case and over a four-year period in the other case.
                                                       PAGE 7


   The statement of operations for the three months and six months ended June 30, 1995 includes the results of operations of these businesses.

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

                                Three Months Ended    Six Months Ended
                                   June 30, 1995        June 30, 1995
                                       (in thousands except per
                                      share amounts - unaudited)

     Net revenues                    $ 6,632               $13,710
                                     =======               =======
     Net earnings                    $ 3,827               $ 3,505
                                     =======               =======
     Net earnings per common share   $  0.80               $  0.71
                                     =======               =======

   On April 11, 1996, the Company announced that it had sold the domestic business and assets of its laundry detergent manufacturing and distribution operations, at its Union City, California, plant, to Star Pacific, Inc. The buyer will continue production under a sublease of the plant from DeSoto. The Company will retain its international detergent business.

   A charge of $1.6 million was recorded in the 1996 first quarter related to the costs associated with the Union City disposition. This provision included the write-down of fixed assets to net realizable value, future rental commitments on a leased warehouse, and severance pay. The provision is reflected on the statement of operations as nonrecurring expense and the accrual is included with restructuring reserves on the balance sheet. The statement of operations for the three months and six months ended June 30, 1995 includes the results of operations of this business.

F. NONOPERATING EXPENSE (INCOME)

   Nonoperating expense during the second quarter of 1996 resulted primarily from a provision for uncollectible receivables related to prior operations. Nonoperating income during the first quarter of 1995 resulted primarily from royalty income related to technology sold by the Company in 1990. The nonoperating income during the second quarter of 1995 resulted primarily from insurance settlements.

G. KEYSTONE MERGER

   As previously reported, the Company, on June 27, 1996, entered into a definitive merger agreement with Keystone Consolidated Industries, Inc. The consummation of the merger is subject to certain conditions, including approval by the shareholders of both companies and Keystone's obtaining the additional financing necessary to consummate the merger.
                                                        PAGE 8


MANAGEMENT'S ANALYSIS OF FINANCIAL STATEMENTS

Liquidity and Capital Resources

The Company reported negative operating cash flows of approximately $1.2 million during the first six months of 1996. This cash outflow was primarily funded by the proceeds from the sale, in February 1996, of machinery and equipment formerly used in the Company's liquid laundry detergent and fabric softener sheet businesses; these businesses were sold in 1995. The Company has also factored certain accounts receivable from time to time to address short-term cash requirements. Proceeds of $4,291,000 were received from factoring during the six month period of which $1,335,000 related to invoices due after June 30, 1996.

The Company has finalized a Trade Composition Agreement and a related Security Agreement with its trade creditors as represented by a committee of six major creditors of the Company. The agreements include a standstill agreement related to accounts payable existing as of September 22, 1995. Also, as part of the Trade Composition Agreement, the Company initiated the termination of its overfunded pension plan to be effective upon the receipt of appropriate governmental approval, which has now been received. Under the standstill agreement, if certain conditions are met, the creditors who sign the agreement agree not to initiate litigation or other efforts to collect amounts owed to them. Under the agreement, the Company agreed to pay each Qualified Trade Creditor (as defined) the balance owed to that creditor within 10 days of receipt of the reverted excess pension plan assets. Per the agreement, interest would begin to accrue on July 1, 1996, at 8% per annum on the outstanding balance. The Security Agreement granted a security interest and lien on all of the Company's assets to secure the obligations of the Company to the Qualified Trade Creditors as a result of the Trade Committee obtaining standstill agreements from 80%, in dollar amount, of the trade creditors. The Trade Composition Agreement further stipulated that the Company may suspend efforts to terminate its pension plan if the Company entered into a binding agreement for a merger, asset sale or similar transaction, involving substantially all of the Company's assets, which provides that all Qualified Trade Creditors would be paid in full. As a result of the proposed merger between the Company and Keystone Consolidated Industries, Inc., the Company is no longer pursuing the pension plan termination. If the merger is not consummated, DeSoto will reinstate the pension plan termination process.

On  April  11, 1996, the Company announced that it had  sold  the domestic business and assets of its laundry detergent manufacturing and distribution operations, at its Union City, California, plant to Star Pacific, Inc. The proceeds from that transaction did not have a material impact on the Company's results of operations, cash flows or financial position.

As a result of its liquidity situation, the Company is currently operating on a C.O.D. or limited credit basis with respect to purchases of supplies and raw materials. The Company has been able to operate within these constraints and expects to be able to continue to do so for the immediate future. Lower inventory levels at June 30, 1996 versus December 31, 1995 reflect the Company's efforts to manage its cash flow, as well as the impact of the dispositions discussed above.

                                                             PAGE 9

Accounts receivable at June 30, 1996 decreased versus December 31, 1995, reflecting the fact that there were no second quarter sales to Procter & Gamble, an increase in reserve for allowance of doubtful accounts, a formalized offset of accounts receivable and accounts payable relative to certain parties who were both debtors and creditors of DeSoto, and an increase in the level of factored receivables. The trade receivables are net of factored accounts receivable as discussed in the notes to the consolidated condensed financial statements.

The decline in property, plant and equipment primarily resulted from the sale of machinery and equipment no longer used in operations as discussed above. This equipment was sold as part of an auction that took place in February 1996. The sale of the machinery and equipment at the Union City plant as part of the transaction with Star Pacific, Inc. was another major component of the reduction. The balance of the reduction in property, plant and equipment represents depreciation.

The reduction in non-current assets reflects reclassification of certain amounts to current as well as a reserve against certain assets reflecting a diminishment in value due to questions with respect to realizability.

The reduction in the trade payables reflects continued cost control efforts as well as the formalized offset of accounts receivable and accounts payable relative to certain parties who were both debtors and creditors of DeSoto. Reserves and liabilities related to restructuring programs increased during the first six months of 1996 due to provision for expenses related to the disposition of the Union City operations. Significant components of this accrual include the write-down of fixed assets to net realizable value, future rental commitments on a leased warehouse and severance pay.

The Company expects to fund operations in 1996 with proceeds from insurance settlements as well as continued spot factoring of accounts receivable.

Results of Operations for the Six Months Ended June 30, 1996

The net revenues for the first six months of 1996 decreased from the same period in 1995 due to the disposition of the liquid and fabric softener businesses in July 1995 and the business at Union City (primarily Procter & Gamble) disposed of in April 1996. The 1995 six month net revenues related to the disposed businesses were $26.9 million.

The improved gross profit for the 1996 six month period reflects the effect of the 1995 disposition discussed above. The six month period includes $2 million in revenues related to the disposed Union City business. A temporary change in purchasing patterns at the Union City facility during the first three months of 1996 had a positive impact on the six month gross profit.

Selling, administrative and general expenses were lower than the first six months of 1995. The 1995 expenses reflected the operation of the South Holland, Thornton and Union City facilities. There were no comparable 1996 expenses with the exception of the expenses related to Union City for the first three months of 1996.

Nonrecurring expense in 1996 represents the provision for expenses related to the disposition of the Union City operations. Significant components of this provision include the write-down of fixed assets to net realizable value, future rental commitments on a leased warehouse and severance pay.

The Company reported no interest expense in 1996 because the Company had no outstanding borrowing subsequent to September
1995,   when   the  Company  completely  repaid  the  outstanding
borrowing under its credit facility with CIT.
                                                             PAGE 10


The nonoperating expense for the six month period represents the provision for a reserve against certain receivables related to disposed operations. The nonoperating income in 1995 included approximately $6.0 million from insurance settlements and approximately $243,000 of royalty income related to technology sold by the Company in 1990.


Results of Operations for the Three Months Ended June 30, 1996

Second quarter net revenues were $3.6 million in 1996 versus net revenues of $16.3 million in the 1995 second quarter. Gross profit for the 1996 second quarter was $293,000 versus a negative gross profit in 1995 of $58,000. Results of operations for the second quarter of 1995 include the Company's former liquid detergent and fabric softener businesses which were sold on July 14, 1995, as well as results of operations of the Company's Union City plant, sold on April 2, 1996. These businesses accounted for approximately $12.5 million of net revenues in the 1995 second quarter. These dispositions, coupled with a change in customer mix contributed to the 1996 increase in gross profit

As a result of these dispositions, the Company operates only one manufacturing facility. Sales to Sears, Roebuck and Co., the Company's largest customer, in 1996 were slightly higher than the same period of 1995. Volume increases in 1996 have been offset by changes in selling prices.

Selling, general and administrative costs were $1.3 million in the 1996 second quarter versus $2.9 million in the comparable quarter in 1995. This decrease primarily reflects the elimination of administrative personnel and other costs as a result of the business dispositions in 1995 and 1996.

The  Company  reported no interest expense in  1996  because  the
Company  had  no  outstanding borrowing subsequent  to  September
1995,   when   the  Company  completely  repaid  the  outstanding
borrowing under its credit facility with CIT.

The  nonoperating expense in the second quarter of 1996 primarily
represents   the   provision  for  a  reserve   against   certain
receivables related to disposed operations. Nonoperating income in 1995 primarily resulted from insurance settlements.
                                                             PAGE 11


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

   (i) As previously reported, the Company received an amended unilateral Administrative Order issued by the U. S. EPA under Section 106 of the Comprehensive Environmental
      Response, Compensation and Liability Act ("CERCLA"), alleging that the Company is a potentially responsible party in connection with the Marina Cliffs Site in the South Milwaukee, Wisconsin. The Company presently believes it has no liability for the claims made relating to the site.

  (ii) United States of America v. Akzo et. al.

        As previously reported, the Company was named in a complaint filed in the United States District Court for the Eastern District of Michigan. The complaint, filed on behalf of the U.S. EPA, alleges, inter alia, that the Company and four other parties are responsible under
      Section 107 of CERCLA for costs the EPA incurred at the Metamora Landfill site in Lapeer, Michigan. The complaint also seeks a declaration under Section 113 of CERCLA that the Company is liable for the EPA's future costs that may be incurred at this site. Separately, on June 13, 1996, the Company was served with a complaint, also filed in the United States District Court for the Eastern District of Michigan, entitled Foamseal, Inc., et. al. v. The Dow Chemical Co., et. al., by a group of firms seeking, inter alia, contributions from the Company and numerous other parties for remediation costs being incurred by the plaintiff firms at the named site.

       The Company's defense in these actions has been assumed by the firm and its principal shareholder from which the Company purchased certain assets of the business which is alleged to be partially responsible for the alleged contamination at this site. The former owners have also agreed to indemnify the Company with respect to the claims asserted in the complaints.

 (iii) Pennsauken Solid Waste Management Authority v. State of New Jersey DEP, et. al.

       On or about December 14, 1995, the Company was served with an amended complaint filed in the New Jersey Superior Court, Camden County, alleging, inter alia, that the
      Company and numerous other parties are jointly and severally responsible for the disposition of hazardous wastes at the Pennsauken Sanitary Landfill in New Jersey. An earlier complaint naming the Company was dismissed without prejudice.

  (iv) As previously reported, Fort Dearborn Lithograph Co. has filed suit against the Company in the Circuit Court of Cook County, Illinois, seeking to collect allegedly unpaid invoices for goods and services, of approximately $500,000. The disposition of this action has been stayed, based on a payment arrangement made with this creditor.

  (v) Rooney v. DeSoto, Inc., et. al.

      This action was filed in 1991 in the District Court of Tarrant County, Texas, by various emergency health care providers against the Company, among others, claiming damages for alleged personal injuries purportedly related to an industrial accident involving a Company employee at its former facility in Fort Worth, Texas. The case has now been set for trial in the fall of 1996.


Item 6. Exhibits and Reports on Form 8-K

            a) The exhibits to this report are listed in the Index to Exhibits on page 14 hereof.

            b)    Reports on Form 8-K

                A current report on Form 8-K, dated as of April 11, 1996, was filed to report under Item 5 that the Company had sold the domestic business and assets of its laundry detergent manufacturing and distribution operations, at its Union City, California, plant, to Star Pacific, Inc.

                A current report on Form 8-K, dated as of June 13, 1996, was filed to report under Item 5 that the Board of Directors of the Company adopted a resolution amending the Rights Agreement, dated as of February 20, 1989, between the Company and Harris Trust and Savings Bank.

                A current report on Form 8-K, dated as of June 27, 1996, was filed to report under Item 5 that the Company had entered into a definitive merger agreement with Keystone Consolidated Industries, Inc., subject to certain conditions, including approval by the shareholders of both companies, the requisite governmental review, and Keystone's obtaining the additional financing necessary to consummate the merger.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DeSOTO, INC.
                                      (Registrant)





                                  /s/ Anne E. Eisele
                                      Anne E. Eisele
                                      President and Chief
                                      Financial Officer





                                  /s/ William Spier
                                      William Spier
                                      Chairman and
                                      Chief Executive Officer



       August 14, 1996
           Date

                  DeSOTO, INC. AND SUBSIDIARIES


                        INDEX TO EXHIBITS





      11     - Computation of Fully Diluted Earnings Per Share


      27     - Financial Data Schedule
                                                         PAGE 15

                                                         Exhibit 11

                          DeSOTO, INC. AND SUBSIDIARIES

                 COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                     (in thousands except per share amounts)

                                   Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                     1996       1995      1996       1995

Net Earnings (Loss)                $  (245)  $ 2,897    $  (579)  $ 1,875
Preferred Dividends                   (172)      (85)      (283)     (168)
                                   --------  --------   --------  --------

Net Earnings (Loss)
  Applicable to Common Stock       $  (417)  $ 2,812    $  (862)  $ 1,707
                                   =======   =======    =======   =======

Net Earnings (Loss)
  Per Common Share:                $ (0.09)  $  0.60    $ (0.18)  $  0.37
                                   =======   =======    =======   =======

Average Common Shares
  Outstanding (A)                    4,688     4,677      4,684     4,674
                                   =======   =======    =======   =======

Net Fully Diluted Earnings (Loss)
  Per Common Share (B)             $ (0.09)  $  0.60    $ (0.18)  $  0.37
                                   =======   =======    =======   =======

Average Common Shares Outstanding 4,688 4,677 4,684 4,674 Additional Shares Outstanding
  After Application of the
    Treasury Stock Method                7         -          5         -
                                   -------   -------    -------   -------

Total (B)                            4,695     4,677      4,689     4,674
                                   =======   =======    =======   =======

(A) Outstanding common stock options and common stock warrants have been omitted because the effect reduces the net loss per share.
(B) Reflecting the dilutive effect of outstanding common stock options and common stock warrants under the treasury stock method.